Form 10QSB
period 1998-03-31
ATI NETWORKS INC /CO/
filed 1998-07-13
CIK 835951

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-QSB

      Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1998

                  Commission file Number33-2832-D

                         ATI Networks, Inc.
      (Exact name of registrant as specified in its charter.)

      Colorado                                     84-1089801
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

             460 Cedar Street, Fond du Lac, WI U.S.A.54935
          (Address of principal executive offices)(Zip Code)

          Registrant's telephone number, including area code:
                          (920) 922-7030
                    (920) 922-7011 telecopier

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [  ]        NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $0 Par Value - 2,753,840 shares as of March 31, 1998.


PART I. - FINANCIAL INFORMATION

ATI NETWORKS, INC.
BALANCE SHEET
FOR THE THREE MONTHS
ENDED MARCH 31, 1998 AND YEAR ENDED DECEMBER 31, 1997
(Unaudited)

                                      Three months ended       Year ended
                                      March 31                 December 31
                                      __________________       _________________
                                      1998                     1997
                                      _______                  _______

ASSETS

Current Assets
Cash and Cash Equivalents             $   11,719                   24,938
Bank Checking Account                      1,952                        -
Money Market Cash Account                  7,709                        -
MIA Cash Account                           2,057                        -
Accounts Receivable                    1,012,440                    8,113
Stock Subscriptions Receivable           500,000                        -
Security Deposits                            647                        -
Bad Debt Reserve                          (4,015)                  (4,015)
Inventories at Whsl Cost                  11,219                   10,050
Prepaid Insurance                            729                    1,376
Total Current Assets                   1,532,740                   48,477

Property and Equipment
Equipment                                 71,915                   78,749
Accum. Depr. - Equipment                 (35,009)                 (36,095)
Furniture & Fixtures                       8,432                        -
Accum. Depr. - F&F                        (3,516)                       -
Total Property and Equipment              41,822                   42,654

Other Assets
Capitalized R&D Costs                    353,648                  426,610
Media Gems                                32,432                        -
Total Other Assets                       386,080                        -
Total Assets                         $ 1,960,641               $  517,741


LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable                     $   211,693               $   14,840
Accrued Liabilities                       17,800                    5,602
Accrued PR Taxes                           1,640                        -
Accrued Payroll                           13,542                        -
Accrued Vacation                           2,708                        -
Other Withholding                            (56)                       -
Accrued Sec125 FSA                            22                        -
Sales Tax Payable                              7.75                     -
Current Portion Deferred Revenue          52,416                   52,416
Line of Credit - Bank One                 50,000                   50,000
Total Current Liabilities                331,972                  125,382

Long-Term Liabilities
Prepaid Interest                          (2,405)                       -
Note Payable - Advanta                    10,406                        -
Deferred Revenue                          39,312                   52,416
Total Long-Term Liabilities               47,313                        -
Total Liabilities                        379,285                  183,275

Capital
Common Stock                             215,000                1,126,391
Paid-in Capital                          911,391                        -
Stock Subscribed Equity                  500,000                        -
Accumulated Deficit                     (775,125)                (775,125)
Net Income                               730,090                  (16,800)
Total Capital                          1,581,356                  334,466
Total Liabilities & Capital          $ 1,960,641               $  517,741

See Accompanying Notes to
Financial Statements

ATI NETWORKS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

                                     March 31, 1998            March 31, 1997
                                     _______________           ________________

Total Revenues                         1,026,672                     41,176

Cost of Sales                            194,781                      7,194
Gross Profit                             831,891                     33,982
Operating Expenses

Sales and Marketing Expense                7,848                     13,804

General and
Administrative Expense                    33,914                     11,334

Research &
Development Expense                        1,016                     47,319

Amort.of Capitalized R&D                  40,530                     28,932

Depreciation                               2,430                      2,430
Total Operating Expenses                  85,738                    103,819
Net Operating Income (Loss)              746,153                    (69,837)
Other Income (Expenses)

Service Charge Income                        (30)                       (29)
Dividend & Interest Income                   163                         51
Capital Gains (Losses)                   (15,953)                    (6,545)
Interest Expense                             (97)                         -
Net Other Income (Expenses)              (16,064)                    (6,223)
Net Income (Loss)                     $  730,089                 $  (76,060)

See Accompanying Notes to
Financial Statements


ATI NETWORKS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998
AND MARCH 31, 1997
(Unaudited)

                                       Quarter                 Quarter
                                       Ending                  Ending
                                       March 31,               March 31,
                                       1998                    1997
                                       -------------           -------------

Cash Flows from
operating activities:

Net Income                             $  730,090              $    (76,058)

Adjustments to reconcile
net income to net cash provided
by operating activities:

Accum. Depr. - Equipment                    2,250                    5,910
Accum. Depr. - F&F                            180                      180
Accounts Receivable                    (1,000,312)                  69,503
Stock Subscriptions Receivable           (500,000)                       -
Inventories at Whsl Cost                   (1,170)                  (3,462)
Accounts Payable                          196,853                  (11,763)
Accrued Fed. PR Taxes                       1,037                        -
Accrued State WH                              169                        -
Accrued UC Taxes                              228                    1,315
Accrued Payroll                            10,834                        -
Accrued Sec125 FSA                             22                       37
Sales Tax Payable                             (29)                     (57)
Accrued Other                                   0                        0

                                       ____________              ____________

Total Adjustments                      (1,289,937)                  62,934
                                       ____________              ____________

Net Cash provided by Operations          (559,847)                 (13,125)


                                       Quarter                   Quarter
                                       Ending                    Ending
                                       March 31,                 March 31,
                                       1998                      1997
                                       ------------              ------------

Cash Flows from
investing activities

Used For:
Equipment                                 (1,598)                  (7,086)
Software                                       0                        0
Furniture &
Fixtures                                       0                        0
                                       ___________               ___________
Net cash used in investing                (1,598)                 (12,703)
                                       ___________               ___________

Cash Flows from
financing activities

Proceeds From:
Stock Subscribed Equity                  500,000                        0
Beginning Balance Equity                       0                        0
Used For
Deferred Revenue                         (13,104)                 (13,101)
                                       ___________               ___________

Net cash used in financing               486,896                  170,373
                                       ___________               ___________

Net increase <decrease> in cash        $ (74,550)                $144,546
                                       ___________               ___________

Summary
Cash Balance at End of Period          $  11,719                 $ 59,156
Cash Balance at Beginning of Period      (16,781)                 (69,451)
                                       ___________               ___________

Net Increase <Decrease> in Cash        $  (5,062)                $(10,294)

See Accompanying Notes to
Financial Statements


ATI NETWORKS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 1998

Note 1. Summary of Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

     The accompanying unaudited financial statements should be read in conjunction with the audited balance sheet of ATI Networks Inc. ("the Company") included in the Annual Report and filed on Form 10KSB.
The unaudited financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 2,753,840 shares for the three months ending March 31, 1997 and 2,753,840 shares for the three months ending March 31, 1996 as adjusted.

Note 3. Long Term Debt - Short Term Financing

     All loans and repayment of lines of credit payable to Bank One of Fond du Lac and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company, as well as the personal guarantee of the chief executive officer and majority stockholder.

Note 4. Majority Stockholder

     Mr. Larry Bestor presently owns approximately 51.8% of the Common Stock of the Company.

Note 5. Additional Events

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ATI NETWORKS, INC.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

March 31, 1998

RESULTS OF OPERATIONS:
======================
THREE MONTHS ENDING MARCH 31, 1998
=====================================

Note:

Financial Accounting Standard No. 96 "Accounting for Income Taxes" which requires that no later than 1996, companies change from the deferred method to the liability method of accounting for income taxes, has not been adopted by the Company for 1996. Implementation of the Standard is not expected to have any material affect on the Company's financial condition or results of operations.

Results of Operations

     Cost of sales as a percentage of net sales and operating revenues remained virtually unchanged compared with the same period in the prior year.

Liquidity

     Working capital deficit at March 31, 1998, decreased from December 31, 1997. This improvement in the working capital deficit was primarily due to a decrease in short term borrowings and an increase in shareholders' equity.

Capital Resources

     Management has not committed to any material capital expenditures for the future.

Research and Development Resources

     The Company has several products in the research and development stage. Management continues to fund the R&D of these products as needed.

     The Company has been in the process of developing new and innovative products. The development of these products has taken longer than planned. The Company brought some of these products to market, which have been met with a demand for improvements and changes to the products. Management plans to develop upgrades and improvements to existing products utilizing state of the art technology and to re-market these products to a substantial existing client base. Management expects sales and profits to significantly increase when the improved products are re-marketed.

OTHER INFORMATION
===================
EXECUTIVE SUMMARY

The Company was founded as a Research and Development Company to create and license leading edge software applications. In December of 1995, the Company's first product, AutoNav for Windows, was selected by Automotive Engineering Magazine readers as one of the Top 50 Products of the Year. In 1996, with its LogiTrak software, ATI became the first company in the world to enable wireless communications and vehicle tracking over the INTERNET. In 1997, ATI completed the development and recently began marketing of two proprietary website properties. The first is a fully automated, global real estate exchange website known as ARealGem.com. The second is ArtGems.com, the first fully automated, online art auction on the Internet. Having already received over 6,000 timeshare listings for aRealGem.com in the past 90 days, and $7,000,000 of art inventory for ArtGems.com, the Company is well on its way to meeting its sales objectives for these sites in 1998.

The company is a C-Corporation with its principal business offices located at 460 Cedar Street, Fond du Lac, Wisconsin.

Business

The company has developed proprietary software technologies for real time data communications over the Internet, vehicle tracking, vehicle navigation, and an informational database Internet website. The Company designs and develops the technologies it sells, both with its own in-house engineers and privately contracted developers. When outside developers are used, as well as with its employee engineers and scientists, all ownership, trade secrets and proprietary rights to the technology is assigned to ATI.

Future revenue sources include development fees, software licensing fees, Internet advertising fees, wireless communications fees, and the sale of mobile data communications and tracking equipment. Future sales will also include maintenance (upgrades) for software map data bases, software mapping applications, and fees for properties sold on its proprietary real estate database website.

The Company is now in the growth stage of business, having begun international sales of its software technologies and use of its Internet websites.

Products

ATI has developed the following products:

NavQuest - Mapping, Routing, and Navigation Software. A CD-ROM product that includes all US and many Canadian streets and highways on one CD. NavQuest also contains advanced routing features found in more expensive programs. An earlier version of this mapping software, under the tradename AutoNav, received Automotive Engineering Magazine's prestigious Top 50 Products Award.

Sale of the mapping, routing, and navigation software product is now in the growth stage. Having shipped just over 5,000 copies in 1996, the Company was back ordered for 6,000 units in January of 1998 alone. Management expects to ship over 100,000 units in 1998. They plan to follow the US/Canadian product with extensions to their line, which will include versions for distribution in France, Germany, and the United Kingdom.

LogiTrak - Map Based Tracking and Messaging Via the INTERNET- Incorporating the NavQuest mapping and routing engines, LogiTrak includes all the functionality of NavQuest plus enabling the user to do multiple vehicle tracking and wireless data communications over the INTERNET. LogiTrak can be configured to operate in a regional mode without an INTERNET connection using a local wireless device such as the MicroTracker.

Internet WebSites - At the end of 1997, ATI completed the development and began marketing two proprietary website properties, www.aRealGem.com and www.ArtGems.com.

Known on the web as arealgem.com, (pronounced A Real Gem), the site enables Timeshare property buyers and sellers around the world to connect with each other directly in one place on the Internet. Visitors to the site may view or search for available properties for sale in 70 countries around the world. By following the easy, step-by-step instructions to list property(s) for sale, individual users complete an on-line listing form, submit a picture, or video file of the property, and all of their property information is immediately available for viewing by any of the 70 million users of the Internet. The Company provides a complete buyer's service to online timeshare buyers by handling escrow and title insurance for every timeshare sold on its sites.

When creating its web sites, the Company's engineers creatively utilized the latest active server technology from Microsoft, to provide online buyers access to a large database of inventory in a compelling and exciting, live auction environment. The site allows multiple auctions to take place simultaneously by enabling participants to scan through all of the currently available inventory, view digital pictures of each item, then make bids on their favorite(s). Multiple bids can be made on multiple items by anyone logged onto the sites, with the Company's web server acting as the traffic cop for all auction transactions. Imagine a combination of a stock exchange and art, and you have the format for ArtGems. Ditto for timeshares. The result is a dynamic and friendly environment to engage in electronic exchanges of art and timeshare properties.

Technology

ATI, Inc., is pleased to announce the establishment of the world's first fully automated, global real estate exchange web site. By applying sophisticated database technology to the Internet, ATI has created an easy to use, yet powerful, real estate information website that can be viewed by any Internet Web Browser. Unlike other real estate sites established solely for Realtors, the aRealGem website now makes it easy for everyone, realtor and layman alike to list their property for sale on the most comprehensive high-traffic, Internet website dedicated to real estate sales of all kinds. The aRealGem website was formed to use ATI's proprietary Internet technology to facilitate and promote the listing and sale of properties in 70 countries to the global online community, by providing a convenient, central point of exchange.

Known on the web as arealgem.com, (pronounced A Real Gem), the site enables real estate property buyers and sellers around the world to connect with each other directly in one place on the world wide web. For Sale by Owner (FSBO) types and Realtors alike can now advertise their properties to the global community by going to the Real Gem website. Visitors to the site may view or search for available properties for sale in 70 countries around the world. By following the easy, step-by-step instructions to list property(s) for sale, individual users complete an on-line listing form, submit a picture or video file of the property, and all of their property information is immediately available for viewing by any of the 70 million+ users of the Internet.

The Company charges a basic fee of $20 per month to submit a property listing on the site, and currently is running a travel promotion that gives 2 nights free lodging at major hotels and motels in many resort cities for every listing submitted. The Company gives discounts to Realtors for submitting large numbers of listings. The Company expects to receive over 20,000 listings by the end of 1998, and to add 5,000 listings per month in 1999. There is no charge to search and view properties for sale on the site.

When creating its web sites, the Company's engineers creatively utilized the latest active server technology from Microsoft, to provide online buyers access to a large database of inventory in a compelling and exciting, live auction environment. The site allows multiple auctions to take place simultaneously by enabling participants to scan through all of the currently available inventory, view digital pictures of each item, then make bids on their favorite(s). Multiple bids can be made on multiple items by anyone logged onto the sites, with the Company's web server acting as the traffic cop for all auction transactions. Imagine a combination of a stock exchange and art, and you have the format for ArtGems. Ditto for timeshares. The result is a dynamic and friendly environment to engage in electronic exchanges of art and timeshare properties.

Market

The INTERNET and the World Wide Web

The INTERNET is a global collection of computer networks, linking millions of public and private computers around the world. Historically, the INTERNET was used by academic institutions and government agencies to exchange information and send and receive electronic mail. A number of factors, including the proliferation of communication-enabled personal computers, the availability of intuitive, graphical software and wide accessibility to an increasingly robust network infrastructure, have allowed widespread access to the INTERNET at a rapidly declining cost, and have facilitated the emergence of the Web, a client/server system of hyper-link, multimedia databases.

The Web enables non-technical users to easily access information on the INTERNET and enables individuals or organizations to offer textual or graphical and other information directly to end users. Users can easily access information on the Web using client software known as Web "browsers." In recent years, the Web has experienced a rapid increase in the number of individual users. Price Waterhouse and International Data Corporation ("IDC") have estimated that the number of INTERNET users will exceed 200 million people by the end of 1999, from approximately 70 million in mid-1997; and an October 1995 Commerce Net/Nielsen INTERNET Demographics Survey indicated that approximately 18 million people in the U.S. and Canada had used the Web during the three month period prior to the survey.

Additionally, many businesses and individuals in developing countries have purchased personal computers in increasing numbers, but lack access to reliable telecommunications services in their area. Since these businesses and individuals do not want to be left behind in the race for access to global information, it is anticipated by all Internet research firms that growth in developing nations will also increase at a rapid pace.

Marketing

The Company plans to promote the site nationally and internationally over the Internet with banner ads on high traffic sites such as HomeNet, USAToday, and YAHOO, that link directly to arealgem.com. Currently a travel promotion is being offered in conjunction with Advantage Travel for each listing placed on the site. The Company has partnered with CPNM, Cable/Print Network Marketing Corp, a major national multimedia conglomerate, to manage the media rollout and promotion of both the new RealGem website, as well as future Company websites. By applying brand name development strategies, Company management intends to position AREALGEM as the definitive source on the Internet to advertise and exchange all types of real estate.

Advertising and Promotion

The Company's partnership agreement with CPNM, a US marketing firm that owns interests in cable television networks, newspapers, magazines, and Direct Broadcast satellite channels. Under the terms of the agreement, CPNM will market and advertise arealgem.com through a variety of Direct Response advertising promotions in its national media. These venues include Family Guide magazine, hundreds of weekly newspapers, and Direct Response cable and satellite television infomercials. In addition, CPNM will be nationally advertising and promoting the Company's future media properties through these same channels. The audience for this combined media blitz represents over 35 million US households. The partnership gives the Company recurring national exposure for its consumer products through well established national media. Additionally, the Company is working with editors of national magazines to position its Internet consumer products as major brand names. The capital investment the Company is seeking will help expand this national advertising effort to rapidly build the site's brand name awareness.

Over the past 90 days, the Company has secured exclusive, 24-month Internet marketing rights with nationally known artists and publishers, for the online sale of over $7,000,000 of art inventory on its ArtGems site and related partner sites. Additional artist's and publisher's inventories are being added weekly. Additionally, the company has received over 6,000 timeshare listings for aRealGem.com. The company receives a minimum sales commission of $500 for each of the timeshares purchased from the company's sites. The Company has agreed to supply some of its inventory to Onsale.com, a publicly traded, online general auction site with over $85 million in 1997 sales. OnSale states in their Prospectus that they are the largest revenue generating, general consumer auction site on the Internet. This website partner currently generates between 500 and 700 orders per day of general merchandise sales. Similar arrangements have been made with Home Shopping Network's online auction, FirstAuction.com, under a lucrative revenue sharing agreement. Company management believes the strategic relationships with many distribution partners enhances the Company's brand name awareness among the Internet community, and significantly improves its ability to achieve future revenue and profit goals.

Market Definition

Mapping, Routing and Navigation Software

With NavQuest, the Company is competing in the computer mapping and routing market. This market was composed of approximately 300,000 units last year, according to IDC. ATI believes the major future trend in the industry will be toward high quality, value oriented mapping product offerings. This market will continue to grow substantially over the next decade as automobile manufacturers and aftermarket automobile equipment manufacturers begin to offer these products in the US, as they already do in Japan and Germany.

The US auto market is comprised of over 17 million new vehicles annually, and is a virtually untapped market for vehicle navigation systems. Market research by Automotive Engineering Magazine and the Big 3 automakers suggests the vehicle navigation market will grow to over 3,000,000 units annually by the year 2000. Company management expects the niche in which it competes to grow over the next decade, as more automotive equipment and electronics manufacturers seek to enter the US market with their product offerings. The major forces affecting this change will be the falling cost of electronic components, more travel by technically capable baby boomers, and the growing use of personal computers.

Map Based Tracking and Messaging

LogiTrak - This market includes over 10,000 long haul truck companies, and thousands of local delivery companies that represent over 11 million pickup and delivery vehicles in the US alone. Internationally, anyone that wishes to track or communicate with mobile fleets, service technicians, or salespeople can use ATI's tracking and data communications services. Sales are comprised of LogiTrak software that is used by dispatchers in addition to the mobile communication units for vehicles.

Wireless Telecommunications

Since the 1980's, the availability and use of wireless telecommunications services has grown dramatically. The major growth sectors have included mobile cellular telephone and specialized mobile radio which provide voice and data communications, paging, and satellite-based mobile data services which provide data communications. The growth in wireless services has been driven primarily by technology advances and changes in telecommunications regulations and consumer behavior. In addition, in less developed markets, wireless services have become an alternative to fixed wireline services which are characterized by poor quality, limited capacity and long installation waiting periods.

Wireless Communications systems increasingly are being adopted in developing markets in order to more quickly implement fixed communications services. In many international markets, including the People's Republic of China ("PRC"). India, Indonesia and Brazil, fixed telephone systems are inadequate to handle demand with telephone line penetration ranging from less than 1% to less than 10% compared with over 50% in major developed markets. Wireless Communications systems provide an attractive alternative to traditional copper and fiber based fixed services with the potential to be implemented more quickly and at lower cost than wireline services. The installation of Wireless Communications systems minimizes the need to obtain right-of-ways and excavate existing roads and infrastructure to lay copper or fiber cables. There is a rapidly growing global demand for the use of wireless communications devices, and the software that makes these devices communicate.

Position

The NavQuest software CDROM is a consumer mapping product that is useful, inexpensive, and fun. Various demographic groups have a need for this product, and ATI plans to tailor national advertising and marketing accordingly. The product will continue to be revised and updated continuously to provide increasingly better value as well as expanded demographic market penetration. Although the Company originally positioned its LogiTrak mobile data communications and tracking software to meet the need of the transportation industry to keep in touch with their drivers, it plans to expand the market to others. With this goal in mind, ATI designed and developed LogiTrak as an easy to use tool for anyone with a PC running Windows 95. Using a modular approach to product development, the ATI development team has made it possible to add communications drivers for cellular, CDPD, and PCS systems to the software's existing satellite and RF communications capabilities. The Company expects that by the addition of these drivers to the software, this it can expand the potential market for users of its tracking software to include everyone with a computer that uses the Windows 95 operating system.

All website products are positioned to provide the INTERNET web user with the ability to use the Company's products anywhere in the world, with any of the three major web browsers. The Company's server architecture is scaleable to allow growth as usage of the Company's websites continues to grow.

Pricing

Pricing strategy for all products is to be competitive with the market. The company arrives at pricing based on a combination of gross margin objectives and market prices of similar product offerings. This pricing is reviewed monthly to ensure that potential profits are not squandered, while enabling the Company to continue selling its products at competitive pricing that enable rapid increase in market share. Duplication and distribution costs are less than 20% of current wholesale prices, so profit margins are adequate to maintain this pricing strategy, while enabling ATI to reach its market share objectives.

Distribution Channels

The distribution channels used for NavQuest mapping and routing navigation software product are cataloguers, retailers, and tourist information services. With the additional funding, ATI would like to extend distribution to include national direct response TV ads. The Company began an ad campaign just prior to the summer travel season, since the desire to plan for vacations on one's home computer increases consumer response to advertising. These channels make sense for delivering the product to the end user because of customer profile and geography. Some of the competition uses the wholesaler channel, while no competitor uses all of the same channels as ATI. ATI's distribution strategy is advantageous because the partnership with CPNM into established distribution channels enables ATI to increase market share of its consumer products, without substantially sacrificing profit margins.

To sell mobile data communications services effectively, ATI believes it is necessary to recruit and train a technically competent, direct sales organization, while also continuing to license reseller/partners to sell its wireless communications technology. Upon completing funding, the Company plans to hire additional sales people to market and license its products globally.

Customers

ATI's customers number in the tens of thousands and include the following major companies:

WP6-34;     AT&T
WP6-34;     Harley Davidson
WP6-34;     Bell South Mobility
WP6-34;     Trimble Navigation Limited.
WP6-34;     Flash, Inc.

PART II - OTHER INFORMATION

Item #1  Legal Proceedings

         Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

Item #2  Changes in Securities

         None

Item #3  Defaults Upon Senior Securities

         None

Item #4  Submission of Matters to a Vote of Security Holders

         None

Item #5  Other Information

         None

Item #6  Exhibits and Reports on Form 8-K

         a. Exhibits

            Exhibit 27. Financial Data Schedule

         b. Reports on Form 8-K

            No reports have been filed on Form 8-K during this quarter.

ATI NETWORKS INC.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


               ATI NETWORKS, INC.
               Registrant


June 29, 1998  /s/ Mark T. Thatcher
Date

               MARK T. THATCHER,
               Secretary and Filing Agent


June 29, 1998  /s/ Larry Bestor
Date

               LARRY BESTOR
               Principal Executive Officer