Form 10QSB
period 1998-06-30
ATI NETWORKS INC /CO/
filed 1998-08-14
CIK 835951

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

        For the quarterly period ended               June 30, 1998

          Commission file Number                       33-2832-D


                             ATI Networks, Inc.
          (Exact name of registrant as specified in its charter.)


             Colorado                              84-1089801
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

    460 Cedar Street, Fond du Lac, WI U.S.A.          54935
    (Address of principal executive offices)        (Zip Code)


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

     YES [X ]        NO [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0 Par Value - 3,184,357 shares as of June 30, 1998.


PART I. - FINANCIAL INFORMATION

                            ATI NETWORKS, INC.

                              BALANCE SHEET
                AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                      (UNAUDITED)           (AUDITED)
                                      June 30               December 31
                                      __________________    _________________
                                      1998                  1997
                                      __________________    _________________


ASSETS

Current Assets
Cash and Cash Equivalents             $     8,139           $    24,938
Investment Accounts                        20,000                     -
Accounts Receivable                     1,009,045                 8,113
Stock Subscriptions Receivable            500,000                     -
Security Deposits                             647                     -
Inventories at Whsl Cost                    9,949                10,050
Prepaid Expenses                            3,134                 1,376
Total Current Assets                    1,550,914                48,477

Property and Equipment
Equipment                                  73,501                78,749
Accum. Depr. - Equipment                  (37,259)              (36,095)
Furniture & Fixtures                        8,432                     -
Accum. Depr. - F&F                         (3,696)                    -
Total Property and Equipment               40,978                42,654

Other Assets
Capitalized R&D Costs - Net               313,118               426,610
Media Gems - Net                           32,432                     -
Total Other Assets                        345,550                     -
Total Assets                          $ 1,937,442           $   517,741


LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable                      $   210,395           $    14,840
Accrued PR Taxes                              397                     -
Accrued Payroll                            13,542                     -
Accrued Vacation                            2,708                     -
Other Withholding                             584                     -
Accrued Sec125 FSA                           (711)                    -
Sales Tax Payable                               7                     -
Current Portion Deferred Revenue           52,416                52,416
Line of Credit - Bank One                  50,000                50,000
Total Current Liabilities                 329,338               125,382

Long-Term Liabilities
Note Payable - Advanta                     10,406                     -
Note Payable - L&S Bestor                  20,000                     -
Deferred Revenue                           39,312                52,416
Total Long-Term Liabilities                69,718                     -
Total Liabilities                         399,057               183,275

Capital
Common Stock                            1,163,391             1,126,391
Stock Subscribed                          500,000                     -
Accumulated Deficit                      (125,005)             (775,125)
Unrealized Loss on Investments                  -               (16,800)
Total Capital                           1,538,386               334,466
Total Liabilities & Capital           $ 1,937,442           $   517,741

See Accompanying Notes to
Financial Statements

                             ATI NETWORKS, INC.
                          STATEMENT OF OPERATIONS
                                (Unaudited)

                                     Six Months Ended     Six Months Ended
                                     June 30, 1998        June 30, 1997
                                     ________________     ________________

Total Revenues                       $  1,027,392         $     64,928

Cost of Sales                             200,622               12,596
Gross Profit                              826,770               52,332
Operating Expenses

Sales and Marketing Expense                17,001               28,802

General and
Administrative Expense                     50,924               30,543

Research &
Development Expense                         3,981                4,000

Amort. of Capitalized R&D                  81,060               57,865

Depreciation                                4,860                4,860
Total Operating Expenses                  157,826              126,070
Net Operating Income (Loss)               668,944              (73,738)
Other Income (Expenses)

Dividend & Interest Income                     82                  487
Capital Gains (Losses)                    (15,953)              (6,345)
Interest Expense                           (2,953)                   -
Net Other Income (Expenses)               (18,824)              (5,858)
Net Income (Loss)                    $    650,120         $    (79,596)
Net Income Per Share                 $       0.20         $      (0.03)

See Accompanying Notes to
Financial Statements

                             ATI NETWORKS, INC.
                          STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS AND SIX MONTHS
                            ENDED JUNE 30, 1998
                                (Unaudited)

                                               Current          Year to
                                               Quarter          Date
                                               June 30,         June 30,
                                               1998             1998
                                               -------------    -------------
Cash Flows from operating activities
Net Income                                     $    (79,990)    $   650,120

Adjustments to reconcile net
income to net cash provided
by operating activities
Depreciation                                          2,430           4,860
Amortization                                         40,530          81,060
Accounts Receivable                                   3,395        (996,917)
Stock Subscriptions Receivable                            0        (500,000)
Bad Debt Reserve                                     (4,015)         (4,015)
Inventories at Whsl Cost                              1,270             100
Accounts Payable                                     (1,298)        195,555
Accrued Fed. PR Taxes                                (1,370)           (333)
Accrued FICA                                            735             735
Accrued State WH                                       (169)              0
Accrued UC Taxes                                       (440)           (211)
Accrued Payroll                                           0          10,834
Other Withholding                                       642             642
Accrued Sec125 FSA                                     (734)           (711)
Sales Tax Payable                                         0             (29)
Total Adjustments                                    40,977      (1,208,430)
Net Cash provided by Operations                     (39,013)       (558,310)

Cash Flows from investing activities
Used For
Investments                                         (20,000)        (16,000)
Equipment                                            (1,587)         (3,185)
Net cash used in investing                          (21,587)        (19,185)


                                               Current          Year to
                                               Quarter          Date
                                               June 30,         June 30,
                                               1998             1998
                                               -------------    -------------

Cash Flows from financing activities
Proceeds From

Note Payable - L & S Bestor                          20,000          20,000
Paid-in Capital                                      37,000          37,000
Unrealized Loss on Investments                            0          16,800
Stock Subscribed                                          0         500,000
Deferred Revenue                                          0         (13,104)

Net cash used in financing                           57,000         560,696
Net increase <decrease> in cash                $     (3,600)    $   (16,799)

Summary
Cash Balance at End of Period                  $      8,139     $     8,139
Cash Balance at Beginning of Period                 (11,739)        (24,938)
Net Increase <Decrease> in Cash                $     (3,600)    $   (16,799)

See Accompanying Notes to
Financial Statements


ATI NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 1998

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

The accompanying unaudited financial statements should be read in conjunction with the audited balance sheet of ATI Networks Inc. ("the Company") included in the 1997 Annual Report and filed on Form 10KSB. The unaudited financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.

Note 2. Net Income Per Common Share

Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 3,184,357 shares for the six months ending June 30, 1998 and 2,582,540 shares for the six months ending June 30, 1997 as adjusted.

Note 3. Long Term Debt - Short Term Financing

All loans and repayment of lines of credit payable to Bank One of Fond du Lac and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company, as well as the personal guarantee of the chief executive officer and majority stockholder.

Note 4. Majority Stockholder

Mr. Larry Bestor presently owns approximately 42.6% of the Common Stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ACCOUNTING STANDARDS

Note:

Financial Accounting Standard No. 96 "Accounting for Income Taxes" which requires that no later than 1996, companies change from the deferred method to the liability method of accounting for income taxes, has not been adopted by the Company for 1996. Implementation of the Standard is not expected to have any material affect on the Company's financial condition or results of operations.

FORWARD-LOOKING INFORMATION

This Analysis and Discussion contains certain forward-looking statements within the meaning of Section 27 (A) of the Securities and Exchange Act of 1933 and Section 21 (E) of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risks factors set forth below and elsewhere in this report. In addition to the other information contained in this report, individuals should carefully consider the following risk factors:

1. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions;

2. Additional risks factors such as the uncertainty of the Company's marketing activities, and the results of bringing additional acquisitions and affiliations into a smooth operation with Company are unknown;

3. Additional concerns regarding the year 2000 compliance standards as they effect the Company's operating technology as well as the technologies of the industry which effect the Company's operations;

4. In addition to the uncertainties regarding Federal and state government regulations; and the Company's approach to defining and maintaining an appropriate and thorough compliance program for such Federal and state standards;

5. Additional uncertainties regarding the ability for operating cash to meet the current and projected cash flow needs of the organization;

6. Readers are cautioned not to place undue reliance on these forward-looking statements, as they attempt to speak only of activities known or anticipated as of this date.

YEAR 2000 COMPLIANCE

The Company continues to review its technology systems to attempt to discover what effects year 2000 issues may have on its operations. Many of the earlier systems, found not to be compliant, have been replaced while others are being modified to comply. The Company is working with its known suppliers of technology or services controlled by technology that might be effected by the year 2000 events and are seeking written assurances from those determined to have a potential effect upon Company's operations. However, there can be assurance that the Company will identify all of its data handling problems in its business systems or those of its suppliers or clients in advance of any effect upon Company's operations. The Company, therefore, bears some unlimited and unknown risks to the year 2000 issue and could also be adversely effected if other entities do not adequately or timely resolve their problems.

RESULTS OF OPERATIONS

SALES

Cost of sales as a percentage of net sales and operating revenues remained virtually unchanged compared with the same period in the prior year.

OPERATING EXPENSES

Increases in operating expenses during the period were principally due to the initial expenses of becoming a fully reporting public company, which resulted in increases in legal and accounting fees.

LIQUIDITY

ATI Networks completed most of its corporate organization costs prior to this quarter. Anticipated public reporting expenses and planned acquisitions will place additional demands on liquidity during the remainder of the next year. Management will maintain a routine analysis of the lines of credit and the Company's capital needs.

CAPITAL RESOURCES

Management plans to invest $100,000 in new equipment expenditures in the next six months.

RESEARCH AND DEVELOPMENT RESOURCES

The Company has completed several software products. Management continues to fund the further development of these products as needed to stay competitive in the marketplace..

The Company has recently brought these products to market, which has illustrated both the demand for the products and the need to continue upgrading and maintaining these software products. Management plans to continue upgrades and improvements to existing products utilizing state of the art technology and to re-market these products to the growing client base. Management expects sales and profits to significantly increase as the company implements its marketing plan.

PART II - OTHER INFORMATION


Item No. 1    Legal Proceedings

         Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


Item No. 2    Changes in Securities

         None


Item No. 3    Defaults Upon Senior Securities

         None


Item No. 4    Submission of Matters to a Vote of Security Holders

         None


ITEM No 5.    Other Information

ATI Networks, Inc. spent this third quarter of fiscal 1998 preparing their organization for rapid sales growth and expansion. We have revised our operating policies, continue to refine our new financial management system and continue to recruit experienced, operational and management personnel. Additionally, we maintain our current public reporting status pursuant to Section 12 of the Securities Exchange of 1934 (the "Exchange Act") and have applied to have our common equity listed for trading on the OTC Bulletin Board under the symbol OTCBB: ATII. This will allow the Company to approach capital markets and initiate the raising of equity when needed to fuel growth through mergers and acquisitions. Access to public markets is critical, since the growth rates will be too rapid to fund through earnings or debt.

ATI Networks has initiated and maintains ongoing discussions with businesses regarding potential business alliances. The Company is working with investment firms, specializing in computer technology, information systems and the Internet, who may arrange future capitalization. ATI Networks is also developing relationships with retail brokerage firms who will assist in providing stock support to the public float.

MAJOR ACQUISITION

The Company has ongoing discussions with various companies concerning potential business mergers and acquisitions that would continue to strengthen ATI Networks and its product lines.

EXECUTIVE SUMMARY

The Company was founded as a Research and Development Company to create and license leading edge software applications. In December of 1995, the Company's first product, AutoNav for Windows, was selected by Automotive Engineering Magazine readers as one of the Top 50
Products of the Year. In 1996, with its LogiTrak software, ATI became the first company in the world to enable wireless communications and vehicle tracking over the INTERNET. In 1997, ATI completed the development and recently began marketing of two proprietary website properties. The first is a fully automated, global real estate exchange website known as ARealGem.com. The second is ArtGems.com, the first fully automated, online art auction on the Internet. Having already received thousands of timeshare listings for aRealGem.com, and $7,000,000 of art inventory for ArtGems.com, the Company is well on its way to meeting its sales objectives for these sites in 1998.

The company is a C-Corporation with its principal business offices located at 460 Cedar Street, Fond du Lac, Wisconsin.

Business

The company has developed proprietary software technologies for real time data communications over the Internet, vehicle tracking, vehicle navigation, and Internet commerce. The Company designs and develops the technologies it sells, both with its own in-house engineers and privately contracted developers.
When outside developers are used, as well as with its employee engineers and scientists, all ownership, trade secrets and copyrights, to the technology retained by the Company.

Future revenue sources include development fees, software licensing fees, Internet advertising fees, wireless communications fees, and the sale of mobile data communications and tracking equipment. Future sales will also include upgrades for software map data bases, software mapping applications, and sales commissions for properties sold on its websites.

The Company is now in the growth stage of business, having begun international sales of its software technologies and is experiencing growing consumer awareness of its Internet websites.

Products

ATI has developed the following products:

NavQuest - Mapping, Routing, and Navigation Software. A CD-ROM product that includes all US and many Canadian streets and highways on one CD. NavQuest also contains advanced routing features, as found in more expensive programs, that permit the user to look up and locate nearly any street address in the United States, and calculate the shortest route to a destination. Included with the software are 35,000 attractions across the U.S. that can be located quickly and easily using NavQuest. An earlier version of this mapping software, under the tradename AutoNav, received Automotive Engineering Magazine's prestigious Top 50 Products Award.

Sale of the NavQuest mapping, routing, and navigation software product is now in the growth stage. Having shipped just over 5,000 copies in 1996, the Company was back ordered for 6,000 units in January of 1998 alone. Management expects to ship over 100,000 units in 1998. They plan to follow the US/Canadian product with extensions to their line, which will include versions for distribution in France, Germany, and the United Kingdom.

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

Technology - When creating its web sites, the Company's engineers creatively utilized the latest active server technology from Microsoft, to provide online buyers access to a large database of inventory in a compelling and exciting, live auction environment. The site allows multiple auctions to take place simultaneously by enabling participants to scan through all of the currently available inventory, view digital pictures of each item, then make bids on their favorite(s). Multiple bids can be made on multiple items by anyone logged onto the sites, with the Company's web server acting as the traffic cop for all auction transactions. Imagine a combination of a stock exchange and art, and you have the format for ArtGems. Similar technology has been employed for the sale of timeshares on ARealGem.com. The result is dynamic and friendly environments to engage in electronic commerce of art and timeshare properties.

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

Market

NavQuest

Sale of the NavQuest mapping, routing, and navigation software product is now in the growth stage. Having shipped just over 5,000 copies in 1996, the Company was back ordered for 6,000 units in January of 1998 alone. Management expects to ship over 100,000 units in 1998. They plan to follow the US/Canadian product with extensions to their line, which will include versions for distribution in France, Germany, and the United Kingdom.

LogiTrak

The global market for LogiTrak is as broad and compelling as the number of wireless devices currently in use. In the transportation industry, it can be used by the over 600,000 businesses that make their living by hauling freight. On the consumer side, it could eventually be used to track the over 70 million cellular phone users in the US, or 10+ million pager users that want to save money on communication with their homes and offices. Internationally, the market demand would be similar.

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

Marketing

The Company plans to promote the site nationally and internationally over the Internet with banner ads on high traffic sites such as HomeNet, USAToday, and YAHOO, that link directly to arealgem.com. Currently a travel promotion is being offered in conjunction with Advantage Travel for each listing placed on the site. The Company has partnered with a major marketing partner, to manage the media rollout and promotion of both the new RealGem website, as well as future Company websites. By applying brand name development strategies, Company management intends to position AREALGEM as the definitive source on the Internet to advertise and exchange all types of real estate.

Advertising and Promotion

The Company has a marketing agreement with a US marketing firm that owns interests in cable television networks, newspapers, magazines, and Direct Broadcast satellite channels. Under the terms of the agreement, the marketing partner will market and advertise arealgem.com through a variety of Direct Response advertising promotions in its national media. These venues include Family Guide magazine, hundreds of weekly newspapers, and Direct Response cable and satellite television infomercials. In addition, the partner will be nationally advertising and promoting the Company's future media properties through these same channels. The audience for this combined media blitz represents over 35 million US households. The partnership gives the Company recurring national exposure for its consumer products through well established national media. Additionally, the Company is working with editors of national magazines to position its Internet consumer products as major brand names.
The capital investment the Company is seeking will help expand this national advertising effort to rapidly build the site's brand name awareness.

The Company has secured exclusive, 24-month Internet marketing rights with nationally known artists and publishers, for the online sale of over $7,000,000 of art inventory on its ArtGems site and related partner sites. Additional artist's and publisher's inventories are being added weekly. Additionally, the company has received thousands of timeshare listings for aRealGem.com. The company receives a minimum sales commission of $500 for each of the timeshares purchased from the company's sites. The Company has agreed to supply some of its inventory to Onsale.com, a publicly traded, online general auction site with over $85 million in 1997 sales. OnSale states in their Prospectus that they are the largest revenue generating, general consumer auction site on the Internet. This website partner currently generates between 500 and 700 orders per day of general merchandise sales. Similar arrangements have been made with Home Shopping Network's online auction, FirstAuction.com, under a lucrative revenue sharing agreement. Company management believes the strategic relationships with many distribution partners enhances the Company's brand name awareness among the Internet community, and significantly improves its ability to achieve future revenue and profit goals.

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

Customers

ATI's customers number in the tens of thousands and include the following major companies:

WP6-34;     AT&T
WP6-34;     Harley Davidson
WP6-34;     Bell South Mobility
WP6-34;     Trimble Navigation Limited.
WP6-34;     Flash, Inc.


Item No. 6    Exhibits and Reports on Form 8-K

              a.     Exhibits

                     Exhibit 27. Financial Data Schedule

              b.     Reports on Form 8-K

                     The Registrant filed a Form 8-K
                     during this quarter on July 10-13, 1998.

ATI NETWORKS INC.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


ATI NETWORKS, INC.
Registrant


August 14, 1998        /s/ Mark T. Thatcher
Date

                       MARK T. THATCHER,
                       Secretary and Filing Agent


August 14, 1998        /s/ Larry Bestor
Date

                       LARRY BESTOR
                       Principal Executive Officer