Form 10QSB/A
period 1998-06-30
ATI NETWORKS INC /CO/
filed 1998-09-11
CIK 835951

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB/A

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

See Accompanying Notes to
Financial Statements

                             ATI NETWORKS, INC.
                          STATEMENT OF OPERATIONS
                                (Unaudited)

                                     Six Months Ended     Six Months Ended
                                     June 30, 1998        June 30, 1997
                                     ________________     ________________

Total Revenues                       $  1,027,392         $     64,928

Cost of Sales                             200,622               12,596
Gross Profit                              826,770               52,332
Operating Expenses

Sales and Marketing Expense                17,001               28,802

General and
Administrative Expense                     50,924               30,543

Research &
Development Expense                         3,981                4,000

Amort. of Capitalized R&D                  81,060               57,865

Depreciation                                4,860                4,860
Total Operating Expenses                  157,826              126,070
Net Operating Income (Loss)               668,944              (73,738)
Other Income (Expenses)

Dividend & Interest Income                     82                  487
Capital Gains (Losses)                    (15,953)              (6,345)
Interest Expense                           (2,953)                   -
Net Other Income (Expenses)               (18,824)              (5,858)
Net Income (Loss)                    $    650,120         $    (79,596)
Net Income Per Share                 $       0.24         $      (0.03)
Fully Diluted Income Per Share       $       0.07         $          -

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

Note 2. Net Income Per Common Share

Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 2,659,597 shares for the six months ending June 30, 1998 and 2,561,900 shares for the six months ending June 30, 1997 as adjusted. Fully diluted shares outstanding are 9,760,973 for the six months ended June 30, 1998.

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

FORWARD-LOOKING INFORMATION

This Analysis and Discussion contains certain forward-looking statements within the meaning of Section 27 (A) of the Securities and Exchange Act of 1933 and Section 21 (E) of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors set forth below and elsewhere in this report. In addition to the other information contained in this report, individuals should carefully consider the following risk factors:

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

3. Additional concerns regarding the year 2000 compliance standards as they effect the Company's operating technology as well as the technologies of the industry which affect the Company's operations;

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

RESULTS OF OPERATIONS
SALES

REVENUE

One million dollars ($1,000,000) of revenue reported for the first half of 1998 resulted from an exclusive licensing agreement for the sale of Logitrak to Traxall. Due to delays in deployment of the satellite network required to utilize the software, no payments have yet been received under this agreement. While management expects the network to be operational in early Fall, there could be a shortfall in the fulfillment of the agreement if the operational dates slip further. In that case, it may be necessary to renegotiate the agreement to a lessor amount or extend it beyond its current expiration date of December 1998.

Cost of sales, consisting primarily of royalties, remained virtually unchanged as a percentage of net sales and operating revenues, compared with the same period in the prior year.

OPERATING EXPENSES

Increase in General and Administrative expenses during the period were principally due to the initial expenses of becoming a fully reporting company, which resulted in increases in legal and accounting fees. Amortization of capitalized R&D expenses increased $23,000 due to the capitalization of $175,000 in 1997. The asset is amortized over three years.

NET INCOME

The net income variance results primarily from the very significant sales revenues.

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