Form 10QSB
period 1998-09-30
ATI NETWORKS INC /CO/
filed 1998-11-19
CIK 835951

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

        For the quarterly period ended               September 30, 1998

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

     Common Stock, $0 Par Value - 3,184,357 shares as of September 30, 1998.

PART I. - FINANCIAL INFORMATION

                            ATI NETWORKS, INC.

                              BALANCE SHEET
              AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                      (UNAUDITED)           (AUDITED)
                                      September 30          December 31
                                      __________________    _________________
                                      1998                  1997
                                      __________________    _________________


ASSETS

Current Assets
Cash and Cash Equivalents             $     30,437          $    24,938
Investment Accounts                         20,000                    -
Accounts Receivable                      1,008,425                8,113
Inventory                                   10,036               10,050
Stock Subscriptions Receivable             500,000                    -
Security Deposits                              647                    -
Prepaid Expenses                             2,436                1,376

Total Current Assets                     1,571,981               48,477

Property and Equipment                      80,292               78,749
Less: Accum. Dep'n.                        (43,385)             (36,095)
Total Property and Equipment                36,907               42,654
Other Assets
Capitalized R&D Costs - Net                272,588              426,610
Media Gems - Net                            32,432
Total Other Assets                         305,020

Total Assets                          $  1,913,908          $   517,741


LIABILITIES AND CAPITAL

Current Liabilities
Accounts Payable                      $    206,678          $    14,840
Accrued Payroll and Taxes                   15,717
Current Portion Deferred Reven              52,416               52,416
Line of Credit - Firstar Bank              110,238               50,000

Total Current Liabilities                  385,049              125,382

Long-Term Liabilities
Notes Payable                                7,348                    0
Notes Payable - Officer                          0
Deferred Revenue                            13,104               52,416
Total Long-Term Liabilities                 20,452

Total Liabilities                          405,501              183,275

Capital
Common Stock                             1,168,391            1,126,391
Stock Subscribed                           500,000                    0
Accumulated Deficit                       (775,127)            (775,125)
Net Income                                 615,143              (79,596)
Total Capital                            1,508,407              334,466

Total Liabilities & Capital           $  1,913,908          $   517,741

See Accompanying Notes to
Financial Statements

                             ATI NETWORKS, INC.
                          STATEMENT OF OPERATIONS


Summary Income Statement              (Audited)             (Unaudited)
For the Nine Months Ending            September 30, 1997    September 30, 1998

Total Revenues                        $     82,389          $ 1,054,419

Cost of Sales                                9,097              201,252

Gross Profit                                73,292              853,167

Operating Expenses

Sales and Marketing Expense                 50,595               20,986
General And Administrative Expense          58,481               57,145
Research & Development Expense             181,102                9,080
Amort. of Capitalized R&D                   86,800              121,590
Depreciation                                 7,290                7,290

Total Operating Expenses                   384,268              216,091

Net Operating Income (Loss)               (310,976)             637,076

Other Income (Expenses)                          0                    0
Gain/Loss - Sale of Assets                     200                    0
Dividend & Interest Income                     559                  190
Capital Gains (Losses)                      (6,545)             (15,953)
Interest Expense                                 0               (6,115)
Other                                          (29)                 (30)
Net Other Income (Expenses)                 (5,815)             (21,908)
Net Income (Loss) before Taxes            (316,818)             615,168
Income Tax Provision                            27                   25

Net Income (Loss)                     $   (316,818)         $   615,143

See Accompanying Notes to
Financial Statements

                             ATI NETWORKS, INC.
                          STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS AND THE NINE MONTHS
                          ENDED SEPTEMBER 30, 1998
                                (Unaudited)

                                      Current               Year to
                                      Quarter               Date
                                      September 30,         September 30,
                                      1998                  1998
                                      -------------         -------------

Cash Flows from operating activities

Net Income                            $    (48,119)         $   615,143

Adjustments to reconcile net
income to net cash provided
by operating activities

Depreciation                                 2,430                7,290
Amortization of R&D                         40,530              121,590
Accounts Receivable changes                    620           (1,000,312)
Stock Subscriptions Receivable                   0             (500,000)
Bad Debt Reserve                                 0               (4,015)
Inventory changes                               86                  (14)
Other Current Asset changes                   (233)                (698)
Deferred Rev. changes                            0                    0
Accounts Payable changes                    (3,216)             191,837
Other Curr. Liab. changes                     (811)              10,116
Total Adjustments                           39,700           (1,172,782)

Net Cash provided by Operations             (8,419)            (557,639)

Cash Flows from investing activities

Used For
Investment Accounts                              0              (20,000)
Equipment                                   (1,735)              (4,920)
Net cash used in investing                  (1,735)             (24,920)

Cash Flows from financing activities

Proceeds From
Line of Credit - Firstar Bank              110,238              110,238
Note Payable - L & S Bestor                      0               20,000
Paid-in Capital                             10,000               47,000
Stock Subscribed                                 0              500,000
Accumulated Deficit                              1               16,799
Used For
Line of Credit - Bank One                  (50,000)             (50,000)
Note Payable - Advanta                      (3,058)              (3,058)
Note Payable - L & S Bestor                (20,000)             (20,000)
Deferred Revenue                           (13,104)             (39,312)
Net cash used in financing                  34,077              581,667

Net increase <decrease> in cash       $     23,923          $      (892)

Summary

Cash Balance at End of Period         $     30,437          $    30,437
Cash Balance at Beginning of Period         (8,944)             (24,939)
Net Increase <Decrease> in Cash       $     21,493          $     5,498

See Accompanying Notes to
Financial Statements


ATI NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS
September 30, 1998

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

Note 2. Net Income Per Common Share

Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 2,659,597 shares for the six months ending September 30, 1998 and 2,561,900 shares for the six months ending September 30, 1997 as adjusted. Fully diluted shares outstanding are 9,760,973 for the six months ended September 30, 1998.

Note 3. Long Term Debt - Short Term Financing

All loans and repayment of lines of credit payable to Firstar Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company.

Note 4. Major Stockholder

Mr. Larry Bestor presently owns approximately 42% of the Common
Stock of the Company.

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

YEAR 2000 COMPLIANCE

The Company continues to review its technology systems to attempt to discover what effects year 2000 issues may have on its operations. Many of the earlier systems, found not to be compliant, have been replaced while others are being modified to comply. The Company is working with its known suppliers of technology or services controlled by technology that might be effected by the year 2000 events and are seeking written assurances from those determined to have a potential effect upon Company's operations. However, there can be no assurance that the Company will identify all of its data handling problems in its business systems or those of its suppliers or clients in advance of any effect upon Company's operations. The Company, therefore, bears some unlimited and unknown risks to the year 2000 issue and could also be adversely effected if other entities do not adequately or timely resolve their problems.

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

NET INCOME

The increase in net income over 1997 was a result of the commencement of the company's national sales effort and a significant increase in sales revenues.

LIQUIDITY

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. ATI Networks completed most of its corporate organization costs prior to this quarter.

Anticipated public reporting expenses and planned acquisitions will place additional demands on liquidity during the remainder of the next year. Management will maintain a routine analysis of the lines of credit and the Company's capital needs. The Company requires substantial capital to operate and expand its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems.

Other Requirements

The Company plans to continue to buy shares of its common stock on the open market from time to time, based on market conditions.


CAPITAL RESOURCES

Provided Management can secure equity financing of not less than five million dollars ($5,000,000), it will invest two million dollars
($2,000,000) in acquisitions of equipment and related companies, and will implement the expansion of its marketing programs.

RESEARCH AND DEVELOPMENT RESOURCES

The Company has completed several software products. Management continues to fund the further development of upgrades and enhancements to these products as needed to stay competitive in the marketplace.

The Company recently brought these products to market, which has illustrated both the demand for the products and the need to continue upgrading and maintaining these software products. Management plans to continue upgrades and improvements to existing products utilizing state of the art technology, and to re-market these products to its growing client base. Management expects sales revenues and profits to increase as the company implements its marketing plan in 1999.

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

         None


Item No. 3    Defaults Upon Senior Securities

         None


Item No. 4    Submission of Matters to a Vote of Security Holders

         None


Item No 5.    Other Information

ATI Networks, Inc. spent the third quarter of fiscal 1998 preparing their organization for rapid sales growth and expansion. We have revised our operating policies, continue to expand our customer base and recruit experienced, operational and management personnel. Additionally, we maintain our current public reporting status pursuant to Section 12 of the Securities Exchange of 1934 (the "Exchange Act") and have applied to have our common equity listed for trading on the OTC Bulletin Board under the symbol OTCBB: ATIW. This will allow the Company to approach capital markets and initiate the raising of equity when needed to fuel growth through mergers and acquisitions. Access to public markets is critical, since the growth rates will be too rapid to fund through earnings or debt.

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

LogiTrak - Wireless Messaging and tracking via the INTERNET- Incorporating the NavQuest mapping and routing engines, LogiTrak includes all the functionality of NavQuest plus enabling the user to do wireless data communications and tracking of a wireless device over the INTERNET. LogiTrak can be configured to operate in a regional mode without an INTERNET connection using a local wireless device such as the MicroTracker.

Internet WebSites - At the end of 1997, ATI completed the development and began marketing two proprietary website properties, www.aRealGem.com and www.ArtGems.com.

Known on the web as arealgem.com, (pronounced A Real Gem), the site enables Timeshare property buyers and sellers around the world to connect with each other directly in one place on the Internet. Visitors to the site may view or search for available properties for sale in 70 countries around the world. By following the easy, step-by-step instructions to list property(s) for sale, individual users complete an on-line listing form, submit a picture, or video file of the property, and all of their property information is immediately available for viewing by any of the 140 million users of the Internet. The Company provides a complete buyer's service to online timeshare buyers by handling escrow and title insurance for every timeshare sold on its sites.

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

Known on the web as arealgem.com, (pronounced A Real Gem), the site enables real estate property buyers and sellers around the world to connect with each other directly in one place on the world wide web. For Sale by Owner (FSBO) types and Realtors alike can now advertise their properties to the global community by going to the Real Gem website. Visitors to the site may view or search for available properties for sale in 70 countries around the world. By following the easy, step-by-step instructions to list property(s) for sale, individual users complete an on-line listing form, submit a picture or video file of the property, and all of their property information is immediately available for viewing by any of the 140 million+ users of the Internet.

Market

NavQuest

Sale of the NavQuest mapping, routing, and navigation software product is now in the growth stage. Having shipped just over 5,000 copies in 1996, the Company expects to ship over 100,000 units in 1998. They plan to follow the US/Canadian product with extensions to their line, which will include versions for distribution in France, Germany, and the United Kingdom.

LogiTrak

The global market for LogiTrak is as broad and compelling as the number of wireless devices currently in use. In the transportation industry, it can be used by the over 600,000 businesses that make their living by hauling freight. On the consumer side, it could eventually be used to track the over 70 million cellular phone users in the US, or 10+ million pager users that want to save money on communication with their homes and offices. Internationally, the market demand would be similarly compelling as GPS-enabled cellular telephones replace existing cellphones.

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

Advertising and Promotion

The Company has a national marketing agreement with a firm that owns interests in cable television networks, newspapers, magazines, and Direct Broadcast satellite channels. Under the terms of the agreement, the marketing partner will market and advertise arealgem.com through a variety of Direct Response advertising promotions in its national media. These venues include Family Guide magazine, hundreds of weekly newspapers, and Direct Response cable and satellite television infomercials. In addition, the partner will be nationally advertising and promoting the Company's future media properties through these same channels. The audience for this combined media blitz represents over 35 million US households. The partnership gives the Company recurring national exposure for its consumer products through well established national media. Additionally, the Company is working with editors of national magazines to position its Internet consumer products as major brand names.
The capital investment the Company is seeking will help expand this national advertising effort to rapidly build the site's brand name awareness.

The Company has secured exclusive, 24-month Internet marketing rights with nationally known artists and publishers, for the online sale of over $7,000,000 of art inventory on its ArtGems site and related partner sites. Additional artist's and publisher's inventories are being added weekly. Additionally, the company has received thousands of timeshare listings for aRealGem.com.

The company receives a minimum sales commission of $500 for each of the timeshares purchased from the company's sites. The Company has agreed to supply some of its inventory to Onsale.com, a publicly traded, online general auction site with over $85 million in 1997 sales. OnSale states in their Prospectus that they are the largest revenue generating, general consumer auction site on the Internet. This website partner currently generates between 500 and 700 orders per day of general merchandise sales. Similar arrangements have been made with Home Shopping Network's online auction, FirstAuction.com, under a lucrative revenue sharing agreement. Company management believes the strategic relationships with many distribution partners enhances the Company's brand name awareness among the Internet community, and improves its ability to achieve future revenue and profit goals.

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

Map Based Tracking and Messaging

LogiTrak - This market includes over 10,000 truck companies, and thousands of local delivery companies that represent over 11 million pickup and delivery vehicles in the US alone. Internationally, anyone that wishes to track or communicate with mobile fleets, service technicians, or salespeople can use ATI's tracking and data communications services. Sales are comprised of LogiTrak software that is used by dispatchers in addition to the mobile communication units for vehicles.

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

Position

The NavQuest software CDROM is a consumer mapping and navigation product that is distributed nationally. Various demographic groups have a need for this product, and ATI plans to tailor national advertising and marketing accordingly. The product will continue to be revised and updated continuously to provide increasingly better value as well as expanded demographic market penetration.

Although the Company originally positioned its LogiTrak mobile data communications and tracking software to meet the need of the transportation industry to keep in touch with their drivers, it plans to expand the market to include the ability to communicate with, and remotely track any wireless device. With this goal in mind, ATI designed and developed LogiTrak as an easy to use tool for anyone with a PC running Windows 95. Using a modular approach to product development, the ATI development team has made it possible to add communications drivers for cellular, CDPD, and PCS systems to the software's existing satellite and RF communications capabilities. The Company expects that by the addition of these drivers to the software, this it can expand the potential market for users of its tracking software to include everyone with a computer that uses the Windows 95 operating system.

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

Customers

ATI's customers number in the tens of thousands and include the following major companies:

  WP6-34;     AT&T
  WP6-34;     Harley Davidson
  WP6-34;     Bell South Mobility
  WP6-34;     Trimble Navigation Limited.
  WP6-34;     Flash, Inc.
  WP6-34;     Goodwill Industries


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


ATI NETWORKS, INC.
Registrant


November 15, 1998        /s/ William Geenen
Date

                         WILLIAM GEENEN
                         Chief Financial Officer


November 15, 1998        /s/ Larry Bestor
Date

                         LARRY BESTOR
                         Principal Executive Officer