Form 10KSB
period 1998-12-31
ATI NETWORKS INC /CO/
filed 1999-03-31
CIK 835951

                                  FORM 10-KSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED

                               DECEMBER 31, 1998

                               ATI NETWORKS, INC.
                    (Name of small business in its charter)

COLORADO                                                          84-1089801
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

460 Cedar Street
Fond du Lac, Wisconsin                                                 54935

(Address of principal executive offices)                          (Zip Code)

Insurer's telephone number, including area code:

(920) 922-7030

            Securities registered pursuant to Section 12 (b) of the
                            Securities Exchange Act:

Title of each class                Name of each exchange on which registered

NONE                                                           NASDAQ OTC:BB

            Securities registered pursuant to section 12 (g) of the
                            Securities Exchange Act:

COMMON STOCK,
NO PAR VALUE PER SHARE                                                  N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $ 99,404

As of December 31,1998, 3,184,357 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

See Part III, Item 13, Exhibits and Reports on Form 8-K

Transitional Small Business Disclosure Format:  Yes              No X

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


EXECUTIVE SUMMARY

The Company was founded as a Technology Development Company to create and market leading edge software and wireless applications. In December of 1995, the Company's first product, NavQuest for Windows, was selected by Automotive Engineering Magazine readers as one of the Top 50 Products of the Year. In 1996, with its LogiTrak software, ATI became the first company in the world to enable wireless communications and tracking of a wireless device over the INTERNET.

The company has also developed two proprietary Internet auction website properties, www.artgems.com and www.arealgem.com, that it seeks to increase public awareness of by increasing advertising and marketing budgets. Upon raising additional capital, it is management's plan to substantially grow revenues and public awareness of these properties, spin-off the Internet website properties as a new company, and then sell the new entity either publicly or privately. At the time the new company is formed, existing ATI Networks shareholders will retain an equity interest in the new spin-off Internet company.

BUSINESS

The company has developed proprietary software technologies for real time data communications over the internet, vehicle tracking, vehicle navigation, and an informational database internet website. The Company designs and develops the technologies it sells, both with its own in-house engineers and privately contracted developers. When outside developers are used, as well as with its employee engineers and scientists, all ownership, trade secrets and proprietary rights to the technology are assigned to ATI.

Future revenue sources include development fees, software licensing fees, internet advertising fees, wireless communications fees, and the sale of mobile data communications and tracking equipment.

The Company has recently begun sales of its software technologies and use of its internet websites.

INVESTMENT HIGHLIGHTS

WIRELESS COMMUNICATIONS AND MAPPING PRODUCTS

A recent FCC mandate requiring all cellular companies to accurately pinpoint the location of all incoming 911 calls has opened a tremendous window of opportunity for ATI Networks shareholders. Ever since late 1995, when ATI first demonstrated that it had successfully combined digital mapping with satellite and cellular wireless communications technology, it has emerged as a world recognized leader in this type of software. The US now has over 50 million cellular phones in use, and the average lifecycle of a cell phone is estimated at 3 years. It has been anticipated by the many experts that to comply with the e-911 mandate by the end of the year 2001, it is likely that a majority of cell phones in the US will include built-in GPS receiver chipsets. Andrew Seybold, a well recognized expert in the field of wireless communications, has estimated the total number of cell phones worldwide by the year 2003 at over 600 million. Since ATI's existing software technology and world recognized name in the industry perfectly positions it to capitalize on this emerging market opportunity, company management is now seeking the capital it needs to fund its rapid future growth, and to enable it to aggressively increase its market share of GPS enhanced wireless communications products.

ATI has emerged as a leading developer of GPS applications software and is now implementing an aggressive growth plan that will enable it to significantly influence and profit from the future growth of GPS enabled, wireless devices.

PRODUCTS AND MARKET

ATI has developed the following products:

 . NavQuest - Comprehensive mapping and routing software product on CD-Rom. NavQuest includes most U.S. and Canadian streets and highways, advance routing features, optional GPS tracking capabilities, city and address search features, and a database of thousands of attractions and points of interest. The market for this product includes the owners of over 17 million new vehicles each year. Market research by Automotive Engineering Magazine suggests the vehicle navigation market will grow to over 3,000,000 units annually by the year 2000.

 . LogiTrak - Map Based Tracking and Messaging via the Internet - A Windows 95 software application for communicating with, and viewing the locations of, multiple wireless devices from a remote PC via the Internet. Two-way messages can be quickly transmitted and received through a graphic interface utilizing GPS satellites, communications satellites, and the Internet. The market for this product includes most transportation companies and over 100 million existing cellular telephone users. The ever-increasing demand for tracking and wireless communications generates tremendous future potential for LogiTrak.

 . A Real Gem - Internet website property known on the web as arealgem.com, the site enables Timeshare property buyers and sellers around the world to connect with each other. Visitors to the site may view and search for available properties for sale in 70 countries. Visitors may list their property for sale, submit photos or video files using easy online instructions. The website is available for viewing and use by 70 million users of the internet. The Company charges a basic fee of $20 per month per listing.

 .   Art Gems - Internet website property known on the web as artgems.com, this site provides viewers with access to a large inventory of art and a live auction environment. Digital pictures of the inventory may be viewed and multiple bids can be made on multiple items by anyone logged onto the site. The Company currently has internet marketing rights to art inventory with three nationally known artists.

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

Wireless Communications systems increasingly are being adopted in developing markets in order to more quickly implement fixed communications services. In many international markets, including the People's Republic of China ("PRC"). India, Indonesia and Brazil, fixed telephone systems are inadequate to handle demand with telephone line penetration ranging from less than 1% to less than 10% compared with over 50% in major developed markets. Wireless Communications systems provide an attractive alternative to traditional copper and fiber based fixed services with the potential to be implemented more quickly and at lower cost than wire line services. The installation of Wireless Communications systems minimizes the need to obtain right-of-ways and excavate existing roads and infrastructure to lay copper or fiber cables. There is a rapidly growing global demand for the use of wireless communications devices, and the software that makes these devices communicate.

POSITION

The NavQuest software CDROM is a consumer mapping product that is useful, inexpensive, and fun. Various demographic groups have a need for this product, and ATI plans to tailor national advertising and marketing accordingly. The product will continue to be revised and updated continuously to provide increasingly better value as well as expanded demographic market penetration.Although the Company originally positioned its LogiTrak mobile data communications and tracking software to meet the need of the transportation industry to keep in touch with their drivers, it plans to expand the market to others. With this goal in mind, ATI designed and developed LogiTrak as an easy to use tool for anyone with a PC running Windows 95. Using a modular approach to product development, the ATI development team has made it possible to add communications drivers for cellular, CDPD, and PCS systems to the software's existing satellite and RF communications capabilities. The Company expects that by the addition of these drivers to the software, this it can expand the potential market for users of its tracking software to include everyone with a computer that uses the Windows 95 operating system.

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

CUSTOMERS

ATI's customers number in the tens of thousands and include the following major companies:

WP6-34;     AT&T
WP6-34;     Harley Davidson
WP6-34;     Bell South Mobility
WP6-34;     Trimble Navigation Limited.
WP6-34;     Flash, Inc.

EMPLOYEES
                  Presently  One Year From Now
Operations                4                 25
Clerical                  2                  6
Administrative            2                  4

None of the Company's employees are subject to collective bargaining agreements and the Company considers its relations with its employees to be excellent.

COPYRIGHTS/PATENTS

The Company owns the Copyrights and Trademarks for AutoNav, LogiTrak, and NavQuest, as well as its website properties. Intellectual property and trademark protection is an integral part of the corporate strategy to maximize exclusivity and legally protect ownership of the Company's proprietary technology properties in the marketplace.

None of the Company's business, products, or properties are subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies.

In 1998 the Company acquired 87% of Waterford International, an inactive public
company domiciled in the State of Colorado.   A one for one stock exchange with
Waterford has been completed and approval for active trading on the NASDAQ Over-the-Counter (OTC) Exchange has been granted by the NASD. The trading symbol is ATIW.

INSURANCE

The Company maintains director and officer ("D&O") liability insurance on a claims made basis for all of its current officers and directors. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors which may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act.

Forward-looking statements encompass the (i) expectation that the Company can secure additional capital, (ii) continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, and (iv) success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

The following tabulates certain information with respect to the lease currently executed between the Company and

                        Current
                        Square      Monthly  Lease
Location                Footage     Rental   Lessor     Expiration

Executive Offices        2,500      $600.00  Wisconsin
460 Cedar Street                             Lumber Co.
Fond du Lac, WI
54935

COPYRIGHTS/PATENTS

The Company owns the Copyrights and Trademarks for Autonav, LogiTrak, and NavQuest, as well as its website properties. Intellectual property and trademark protection is an integral part of the corporate strategy to maximize exclusivity and legally protect ownership of the Company's proprietary technology properties in the marketplace.

None of the Company's business, products, or properties are subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been limited trading in ATI Networks, Inc. Common Stock, and there can be no assurance that an active trading market will develop or be sustained. Provided a trading market does develop in the future, the market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, governmental regulatory action, developments with respect to patents or proprietary rights and general market conditions. The Company plans to be listed on Standard and Poor's Standard Corporation Description and Records.

  The last reported sale price of the Common Stock on December 31, 1998 was
2.125 per share. The number of shareholders of the Company's Common Stock was one hundred forty (140) on December 31, 1998.

    Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

    As reflected in the price quotations above, there have not been significant price fluctuations in the Company's Common Stock. Factors that may cause or can cause market prices to fluctuate include any purchase or sale of a significant number of securities during a relatively short time period, quarterly fluctuations in results of operations, announcements of new facilities, issuance of additional securities, registration of securities and entrance of such securities into the public float, market conditions specific to the Company's industry and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may adversely affect the price of the Common Stock.

DESCRIPTION OF SECURITIES

  The authorized capital stock of ATI Networks, Inc. consists of twenty million (20,000,000) shares of Common Stock, no par value, of which 3,184,357 shares will be outstanding on the Distribution Record Date.

  Holders of ATI Networks, Inc. Common Stock will be entitled to one vote per share on all matters submitted to any vote of stockholders. Cumulative voting for the election of directors is not permitted and therefore the holders of a majority of the shares of ATI Networks, Inc. Common Stock will be able to elect all of the directors. The ATI Networks, Inc. Common Stock does not have preemptive rights and is not convertible, redeemable or assessable. The holders of ATI Networks, Inc. Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor.
See Dividends on ATI Networks, Inc. Common Stock below. Upon liquidation or dissolution, holders of ATI Networks, Inc. Common Stock are entitled to share ratably in all net assets available for distribution to stockholders.

RESTRICTIONS OF TRANSFER

  Shares of ATI Networks, Inc. Common Stock held by non-affiliate ATI Networks, Inc.'s stockholders will be freely transferable, except for shares held by persons who may be deemed to be "affiliates" of ATI Networks, Inc. under the Securities Act of 1933, as amended (the "Securities Act"). Persons who may be deemed to be affiliates of ATI Networks, Inc. generally include individuals or entities that control, are controlled by, or are under common control with ATI Networks, Inc. and may include certain officers and directors of ATI Networks, Inc. as well as principal stockholders of ATI Networks, Inc.. Persons who are affiliates of ATI Networks, Inc. will be permitted to sell their shares of ATI Networks, Inc. only pursuant to an effective registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act, such exemptions afforded by Section 4(1) or Rule 701 of the Securities Act or Rule 144 thereunder.

DIVIDENDS ON ATI NETWORKS, INC. COMMON STOCK

  ATI Networks, Inc. does not intend to pay any dividends in the foreseeable future and will follow a policy of retaining its earnings for use in its operations. In addition, under its proposed loan agreement, ATI Networks, Inc. will be prohibited from paying cash dividends without prior approval of its lender banks.

TRANSFER AGENTS

The transfer agent for the ATI Networks, Inc. Common Stock is American Securities Transfer, Inc., whose address is 1825 Lawrence Street, Suite 444, Denver, Colorado 80202-1817 and whose telephone number is (303) 298-5370.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements thereto.

The Company experienced a year of continued development of its core GPS software systems, namely NavQuest and LogiTrak. In expanding LogiTrak's technical capability to function with Orbcomm's Low Earth Orbit satellite system, the Company has increased the long term future value of this industry leading software technology. Efforts to raise capital have resulted in company management entering into an exclusive agreement with EBI Securities to privately place $10 million of the company's common stock with institutional investors. Management believes the current share price of the Company to be undervalued relative to market values of related technology companies, due to the Company being relatively unknown in the investor community. In an effort to increase awareness in the investor community, Company management signed a contract with the producers of World Business Review, hosted by Casper Weinberger, the Chairman of Forbes magazine, to discuss the company and its wireless software products.

Throughout 1998, the Company continued to focus on expansion of new resellers of its mapping software and wireless communications products. Ongoing development and completion of the new Internet informational database website also occurred in 1998.

The software industry is extremely competitive and dynamic. The Company and its products have received positive exposure in the national media, but has lacked the capital to fully implement its marketing plan. The growth of the Internet as a distribution medium for software and information has greatly expanded the global market for the Company's core products, while at the same time created new opportunities for the Company to create and sell variations of its products. It is expected that with the additional exposure of the Company and its products to the online community, that demand will continue to increase for the Company's products. The Company believes continuing to expand exposure to the online community is a must to create brand name recognition, while partnering and distribution contracts are expanded. The Company expects to see significant growth in its future sales figures in 1999. To create and maintain awareness of the Company's products in the mind of the public requires an increase in marketing and sales related expenses, as the company expands the awareness of its website Internet properties. Partnerships with other online auction sites will expand the use of the company's sites, but will impact net profits throughout 1999. Delay of Orbcomm's satellite network implementation resulted in a loss to the Company of a $1 million exclusive license fee of LogiTrak in 1998. As a result of Traxall defaulting on this agreement, the Company now retains full marketing rights to this product.

Like many early stage technology companies, the majority of the Company's assets are intangible assets such as copyrights, trademarks, and Research and Development costs. The existing gross margin (net sales less cost of such sales as presented in accordance with generally accepted accounting principles) as a percentage of sales for the last fiscal year is 65 %. The anticipated gross margin for software sales during the next year of operations is approximately 65 %. GPS equipment and related hardware margins are anticipated at approximately 50%. The trend of the Company sales margins is to stay the same or increase, since the Company plans to focus its future sales and licenses on software and advertising products.

It is expected that the percentage of foreign sales will remain the same, or increase slightly, since this closely represents the approximate ratio of foreign users to total users of the Internet. The

Company does not market directly to the government and does not expect any significant sales to come from this sector.

YEAR 2000 ISSUE: Issues involving the year 2000 are the result of computer programs being written using two digits rather than four to define the applicable year. The Company has tested its software and its internal systems and presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if vendors of the Company that supply GPS hardware and firmware technologies experience problems due to the Year 2000 Issue, it could have a material impact on the operations of the Company.

ITEM 8.  FINANCIAL STATEMENTS

     The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINCIAL DISCLOSURE

     From the date the Registrant commenced operations through any subsequent interim period preceding the dismissal there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Chief Executive Officer:    Larry Bestor
Age:                        47
Office Street Address:      460 Cedar Street
                            Fond du Lac, WI 54935
Telephone:                  (920) 922-7030

Duties include contract negotiation, capitalization, and business direction. Prior to founding the company, Mr. Bestor served in a variety of management positions. He has over 10 years experience in the financial services field, as an investment consultant for IDS/American Express and Prudential Insurance Company. Mr. Bestor is listed in U.S. Registry's WHO'S WHO of American Colleges and Universities, and WHO'S WHO in Leading American Executives. He attended the University of Wisconsin Engineering School, and has a Business Degree from Marian College. Mr. Bestor is also a Director of the company.

VP Marketing:               Blade Thomas
Age:                        46
Office Street Address:      Same as above

Mr. Thomas previously served as Vice President of Marketing for Entrepreneur Magazine and MET-Rx. At MET-Rx USA, he conceptualized and engineered the production of radio, print and TV ad campaigns to create demand for retail distribution of the company's products. Over a three year period, using his direct response ads to increase demand for the company's products, annual sales grew from $7.2 million to over $65 million. While with Entrepreeur Magazine, he was the leading executive responsible for the sale of over 200 "howto" business startup and operations manuals, the company's subscription and news stand sales, as well as trade shows, and business seminars.

Secretary:                  Steve Sorenson
Age:                        47
Office Street Address:      Same as above

Mr. Sorenson practices law in the Fox River Valley area as the owner of the Sorenson Law Offices. He concentrates his practice in the areas of commercial, corporate, and financial law. As a member of the State Bar Corporation and Banking Section, he has been involved in projects that involve the revision development of Wisconsin corporate and banking laws. Mr. Sorenson is the past President of the Wisconsin State Bar Association. He received his Juris Doctorate from Marquette University.

Chief Financial Officer:      William Geenen
Age:                          60
Office Street Address:        Same as above

Mr. Geenen has over 30 years of accounting experience prior to joining the Company. He has previously served in accounting positions as Controller, Vice President, Treasurer and CFO at Air Wisconsin up until its sale to United Airlines in 1992. While there he managed the airline's initial public stock offering in 1980, a secondary offering in 1982, and subsequent related transactions. Since 1992 he has a been a principal in the firm of W.H. Geenen and Assoiciate, a financial management firm. Mr. Geenen received a B.S. in Accounting from Marquette University in 1959. He is also a Director of the Company. Mr. Geenen spends an estimated 2-3 days per week on Company business.

DIRECTORS OF THE COMPANY

Number of Directors:

     All Officers above serve as Directors. In addition Dr. William Sybesma serves as a Director. Lawrence Bestor and Steven Sorenson have served on the Board since the inception of the company. Dr. Sybesma was added to the board in 1995, Mr. Geenen in 1997, and Mr. Thomas in 1998.

Name:                   Dr. William Sybesma
Age:                    51
Title:                  Director
Home Street Address:    865 Mullen Drive
                        Fond du Lac, WI 54935
                        54935
Telephone:              (920) 921-6363

     Dr. Sybesma is Board Certified in the specialty of Otolaryngology - Head and Neck Surgery, and practices at Agnesian Healthcare. He has served as President of the Fond du Lac County Medical Society and on the Board of Directors of the Fond du Lac Medical Clinic. Dr. Sybesma received his MD from the University of Iowa School of Medicine.

     Mr. Bestor and Mr. Thomas have worked previously in management positions in startup businesses. Neither individual had signed non-compete agreements with their former employers. Further, all technology has been created since beginning employment with ATI, exclusively for use by the Company, and is owned by ATI, Inc.

     Both CFO and CEO have experience managing startups. From 1974-1981, Mr. Bestor was the founder of two companies, one of which specialized in architectural design, the other in building construction. Mr. Geenen is the founder of a firm that specializes in small business consulting and is a recognized expert in the area in startup companies. He was also an early part of the senior management team at Air Wisconsin, seeing it through many stages of its growth and expansion over the 22 years he was there.

     Key man life insurance exists on Mr. Bestor for $1 million that is owned by the Company, and for which Mrs. Susan Bestor is the primary beneficiary.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following material contains information concerning the directors, including their recent employment, positions with the Company, other directorships and age as of the date of this Form 10-KSB.

                         CAPACITY
NAME                AGE  WHICH SERVED         OFFICER SINCE
-----------------------------------------------------------
Lawrence Bestor      47  Chairman               Inception
460 Cedar Street         CEO and President
Fond du Lac, WI
54935

Blade Thomas         46  Vice President            1998
460 Cedar Street         Marketing
Fond du Lac, WI
54935

William Geenen       60  Chief Financial Officer,  1998
460 Cedar Street         Treasurer
Fond du Lac, WI
54935

Steven Sorenson      47  Secretary                 1998
460 Cedar Street         (Director since Inception)
Fond du Lac, WI
54935

William Sybesma      51  Director                  1996
460 Cedar Street
Fond du Lac, WI 54935
-----------------------------------------------------------

Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. There are currently vacancies on the board of directors. The Board is seeking qualified nominees to fill vacancies. Officers are appointed by and serve at the discretion of the Board of Directors.

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission and the company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file, or late filing, of such reports. Based solely on the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and written representations with respect to filing of such Forms, the Company is aware that all Forms have been filed timely to date.

COMMITTEES OF THE BOARD

The Board of Directors will delegate certain of its authority to a Compensation Committee and a Audit Committee. There are currently vacancies on both of these Committees. The Board expects to fill these vacancies after it has filled the vacancies on the Board of Directors.

The primary function of the Compensation Committee will be to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's proposed Option Plan.

The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charge by the independent auditors. The Audit Committee will report to the Board of Directors with respect to such mattes and recommends the selection of independent auditors.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
---------------------------------------------------------------------------------------------------------
Annual Compensation                                           Awards                  Payouts
---------------------------------------------------------------------------------------------------------
(a)                             (b)     (c)         (d)      (e)      (f)       (g)      (h)        (i)
                                                            Other    Rest.
Name and                                                    Annual   Stock              LTIP       Other
Principal                                                   Comp.    Award(s)  Opt.     P/outs     Comp.
Position                        Year   Salary    Bonus ($)  ($)      ($)       SARs(#)  ($)        ($)
---------------------------------------------------------------------------------------------------------
Larry Bestor                    1997   $65,000
460 Cedar St.                   1998   $65,000
Fond du Lac, WI

Blade Thomas                    1998   $ 5,000                      10,000
460 Cedar Street
Fond du Lac, WI

William Geenen                  1998   $ 6,000                       4,000
460 Cedar Street
Fond du Lac, WI

No employee of the Company receives any additional compensation for his service as a director. Non-management directors receive no salary for their services as such, but are entitled to receive reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and a fee of $100.00 per meeting attended.

The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees. The Board of Directors may recommend one or more such programs for adoption in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of December 31, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

     Principal owners of the Company (those who beneficially own directly or indirectly 10% or more of the common and preferred stock presently outstanding) starting with the largest stockholder. Include separately all common stock issuable upon conversion of convertible securities (identifying them by asterisk) and show average price per share as if conversion has occurred. Indicate by footnote if the price paid was for a consideration other than cash and the nature of any such consideration.


                                Shares of ATI Networks
                                Common Stock
                                Beneficially Owned       Percent
Name and                        as of the 12-31-98       of
Address                         Record Date              Class

Lawrence Bestor                 1,356,640                43.00%
460 Cedar Street
Fond du Lac, WI 54935

Oshkosh Truck Corp.             600,000                  18.80%
2307 Oregon Street.
Oshkosh, WI 54901

William Sybesma                 80,000                   2.60%
460 Cedar Street
Fond du Lac, WI 54935

Steven Sorenson                 22,000                   0.7%
460 Cedar Street
Fond du Lac, WI 54935

Blade Thomas                    10,000                   0.3%
460 Cedar Street
Fond du Lac, WI 54935

William Geenen                  4,000                    0.1%
460 Cedar Street
Fond du Lac, WI

All Directors and Officers
As a Group                  1,472,640                    46.7%

The transactions described below were fair and reasonable to the Company on the basis that such transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

(a) The number of shares subject to issuance under presently outstanding stock purchase agreements, stock options, warrants or rights: 7,213,000 shares (67% of total shares to be outstanding after the completion of the offering if all securities sold, assuming exercise of options and conversion of convertible securities). Indicate which have been approved by shareholders. State expiration dates, exercise prices and other basic terms for these securities:

     Year of Expiration    Exercise Price  Number of Shares

          2004                 $0.10         6,176,000
          2004                 $1.00           142,000
          2004                 $2.50           112,000
          2005                 $2.50           640,000
          2006                 $5.00           143,000
          2007                 $5.00           101,000

(b) Number of common shares subject to issuance under existing stock purchase or option plans but not yet covered by outstanding purchase agreements, options or warrants: 697,000 shares.

     Shareholder approval is not required for grants made under the Employee Stock Option Plan. Board approval is required for all other increases in capitalization. The board is currently composed of two Company officers and one non-employee shareholder representative.

     All employees except the President have signed two year non-compete agreements. In addition, the Company has an employee stock option plan that vests stock options awarded each year over a 5 year period at 20% per year.

IV.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

     EXHIBIT NO.    DOCUMENT

          *3.1      Articles of Incorporation of the Company, as amended;

          *3.2      Bylaws of the Company, as amended;

          *23.1     Law Offices of Mark T. Thatcher, Consent of Counsel

          *23.2 Consent of Schenck and Associates, independent certified public accountants for the Company

           27       Financial Data Schedule

     * Incorporated by reference from the issuer's Annual Report on Form 10KSB (S.E.C> File No. 33-22832-d) filed June 30, 1998.
     -------------------------------------------------------------------------

(b)  REPORTS ON FORM 8-K

     Report date May 1, 1998 reporting the changes in beneficial ownership of ATI Networks, Inc. and the Plan of Share Exchange of Waterford, a Colorado corporation, and ATI, a Wisconsin corporation. Report dated October 30, 1998 reporting a press release regarding the initial agreement to purchase Position, Inc.

     SIGNATURES

          In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          A majority of the Directors and the Chief Executive and Financial Officers of the Company shall sign this Disclosure Document on behalf of the Company and by so doing thereby certify that each has made diligent efforts to verify the material accuracy and completeness of the information herein contained. By signing this Disclosure Document, the Chief Executive and Chief Financial Officers agree to make themselves, the Company's books and records, copies of any contract, lease or other document referred to in the Disclosure Document, or any other material contract or lease (including stock options and employee benefit plans), except any proprietary or confidential portions thereof, and a set of the exhibits to this Disclosure Document, available to each investor prior to the time of investment, and to respond to questions and otherwise confirm the information contained herein prior to the making of any investment by such investor.

          The Chief Financial Officer signing this form is hereby certifying that the financial statements submitted fairly state the Company's financial position and results of operations, or receipts and disbursements, as of the dates and period(s) indicated, all in accordance with generally accepted accounting principles consistently applied (except as stated in the notes thereto) and (with respect to year-end figures) including all adjustments necessary for fair presentation under the circumstances.

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

     Chief Executive Officer/Director      Secretary/Director

     /s/  Lawrence Bestor                  /s/ Steven Sorenson

     Lawrence Bestor                       Steven Sorenson

     Chief Financial Officer               Director

     /s/ William Geenen                    /s/  Dr. William Sybesma

     /s/ William Geenen                    Dr. William Sybesma

     FINANCIAL STATEMENTS

     December 31, 1997 and December 31, 1998

     With Independent Auditors' Report

     TABLE OF CONTENTS

     INDEPENDENT AUDITORS' REPORT               F-2

     FINANCIAL STATEMENTS

          Balance Sheets                        F- (3-4)

          Statements of Operations              F- (5-6)

          Statements of Stockholders' Equity    F - 7

          Statements of Cash Flows              F - (8-9)

     Independent Auditors' Report

     Board of Directors
     ATI, INC.
     Fond du Lac, WI 54935

     We have audited the accompanying balance sheets of ATI, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATI, INC. as of December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years ended in conformity with generally accepted accounting principles.

     /s/ Schenck & Associates
          ____________________
          Fond du Lac, WI
          May 1, 1998

BALANCE SHEETS
December 31, 1998 and December 31, 1997


ASSETS                              Unaudited     Audited
                                       1998         1997
                                    ----------    --------
Current assets
     Cash and cash
      equivalents                   $   14,814      24,938
     Investment securities                           4,000
     Accounts receivable               566,833       8,113
      allowance, 1997 Net
      allowance of $4,015
     Inventories                        10,084      10,050
     Prepaid Expenses                    2,850       1,376
                                    ----------   ---------
     Total Current Assets              594,581      48,477

Property and equipment
Office furniture and equipment          80,635      78,749
Less accumulated depreciation          (45,815)    (36,095)
                                    ----------   ---------
Net property and equipment              34,820      42,654

Other Assets
     Capitalized software development
     cost, 1997 net of accumulated
      amortization of 278,677          264,490     426,610
                                    ----------   ---------
                                    $  893,891     517,741

LIABILITIES AND STOCKHOLDERS' EQUITY

                                     Unaudited     Audited
                                        1998         1997
                                     ---------     -------

 Current liabilities
  Note payable                         200,238      50,000
   Current maturities of
    long-term debt                       2,524
   Accounts payable                     19,747      14,840
   Accrued liabilities                  89,918       5,602
   Deferred revenue                     52,416      52,416

Total current liabilities              362,319     125,382

Long-term debt, less
 current maturities                      6,727       5,477

Deferred Revenue                                    52,416

Total Liabilities                      369,046     183,275

Stockholders equity
    Common stock, no par
     value                           1,168,391   1,126,391
    Accumulated deficit               (775,122)   (775,122)
    Unrealized loss on
     investments                       (16,800)
    Treasury Stock                     (35,000)
    Stock Subscribed                   500,000
    Net Income                        (333,424)
                                    ----------   ---------

Total Stockholders' Equity             524,845     334,466
                                    ----------   ---------

                                    $  893,891   $ 517,741

ATI, NETWORKS, INC.

STATEMENTS OF OPERATIONS
Years Ended December 31, 1998 and 1997

                                    Unaudited      Audited
                                        1998         1997
                                    ----------     -------

Total Revenues                      $   99,404      83,525

Cost of sales                           17,597      24,623

Operating expenses
    Amortization of
     capitalized software
    development costs                  162,120     119,743
    Research and
     development expenses               15,683       8,093
    Sales and marketing
     expenses                           31,228      57,918
    General and
     administrative
     expenses                          172,387      36,281
    Depreciation expense                 9,720      10,882

Net Operating Income
 (Loss) from Operations               (309,331)   (174,015)

Other income (expenses)
Loss on sale of investment
 securities                            (15,953)     (6,545)
Dividend and interest
 income                                    238       1,063
Miscellaneous income                       (30)        702
Interest expense                        (7,880)       (399)

Other income (expense), net            (23,625)     (5,811)

Loss before income taxes              (332,981)   (179,826)

Net loss                            $ (332,981)   (179,826)

ATI NETWORKS, INC.

Years Ended December 31, 1998 and 1997

                                     Unaudited     Audited
                                        1998        1997
                                    -----------   ---------

Net Loss                            $ (332,981)   (179,826)

Net loss per share                       (0.10)      (0.07)

Weighted - average number
 of common shares outstanding        3,184,357   2,592,840

ATI  NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1998 and 1997

                                                                      Unrealized
                                Common         Stock      Accumulated  Loss on
                                Shares         Amount       Deficit   Investments  Total
Balance,
December 31, 1996.            2,560,500        940,281      (595,299)  (20.400)   324,582

Issuance of
common stock                     37,340        191,110             -         -    191,110
Repurchase of
common Stock                     (5,000)        (5,000)                            (5,000)
Unrealized loss
on investments                        -              -      (179,826)        -   (179,826)

Balance,
December 31, 1997             2,592,840      1,126,391      (775,125)  (16,800)   334,466

Issuance of
common Stock                    417,500         41,000             -         -     41,000
Repurchase of
common Stock                          -              -             -         -          -
Unrealized loss
on  investments                       -              -      (332,981)            (332,981)

Balance,
December 31, 1998             3,010,340      1,167,391    (1,108,106)        -     42,485


ATI Networks, Inc.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998 and 1997


                             Unaudited      Audited
                               1998           1997
                             ---------     ---------
Operating activities
     Net loss                (333,424)     (179,826)
    Adjustments to
     reconcile net loss to
    net cash provided by
     (used for)
    operating activities:
    Depreciation and
     amortization             171,840        130,625
    Loss on sale of
     property and equipment         -              -
    Loss on sale of
     investment securities          -          6,545
Provision for losses           (4,015)         3,889
 on accounts receivable
Deferred revenue                             (52,411)
Decrease (increaase) in:
     Accounts receivable     (558,720)        98,992
     Inventories                   34         16,229
     Prepaid expenses                           (693)
     Other                     84,318

Increase (decrease) in:
     Accounts payable           4,906         (4,799)
     Accrued liabilities         (931)        (8,736)
Net cash provided by (used
     for) operating
      activities             (634,198)         9,815
Investing activities
     Purchase of property
      and equipment            (5,763)       (16,854)
     Purchase of
      investment securities   (20,000)
      available for sale                           -
     Proceeds from sale of
      investment securities
      available for sale                       3,855
     Capitalized software
      development costs                     (274,640)
Net cash used for
 investing activities          (25,763)     (287,639)
Financing activities
     Proceeds from
      issuance of note
      payable                  200,238
     and long-term debt         58,001
     Retirement of note
      payable and
      long-term debt           (53,679)            -
     Proceeds from sale of
      common stock             563,800       191,110
     Purchase of common
      stock                                   (5,000)
     Deferred Revenue          (52,416)
 Net cash provided by
  financing activities         657,943       244,111


ATI NETWORKS, INC.

Years Ended December 31, 1998 and 1997

                                     Unaudited  Audited
                                        1998      1997
                                     ---------  --------
Cash and cash equivalents
    Net increase (decrease)           (10,125)  (33,713)
    Beginning of year                 (24,939)   58,651

End of year                            14,814    24,938

Supplemental cash flow information
    Cash paid for interest                          399