Form 10QSB
period 1999-03-31
ATI NETWORKS INC /CO/
filed 1999-05-14
CIK 835951

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

ATI NETWORKS, INC.
(Exact name of registrant as specified in its charter)

COLORADO									   84-1089801
(State of other jurisdiction of					(I.R.S. Employer
incorporation or organization)					Identification Number)

460 Cedar Street
Fond du Lac, Wisconsin								54935
(Address of principal executive offices)			       (Zip Code)

Registrant's telephone number, including area code:
					(920) 922-7030
					(920) 922-7011 (fax)

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

Common Stock, $0 Par Value -  3,086,240 shares as of March 31, 1999.

PART I - FINANCIAL INFORMATION

ATI NETWORKS, INC.
BALANCE SHEET
AS OF MARCH 31, 1999

								                         	(UNAUDITED)
        						              	    March 31, 1999

ASSETS

Current Assets
	Cash and Cash Equivalents			      	$	30,745
	Accounts Receivable      					      	87,750
	Inventory							                 	   10,438
	Security Deposits						 	               647
	Prepaid Expenses						 	              1,970
	Total Current Assets	   				       	131,550

Property and Equipment   	   	   					83,156
Less: Accum. Depreciation	           <45,815>
Total Property and Equipment	   					 37,341

Other Assets
Capitalized R&D Costs - Net   			    232,058
Media Gems - Net   			           					32,432

Total Other Asset   s					         		264,490

Total Assets              								 $	433,381

LIABILITIES AND CAPITAL

Current Liabilities
	Accounts Payable		            					$	20,130
	Accrued Payroll and Taxes	   	      120,602
	Current Portion Deferred Revenue					52,416
	Line of Credit - Firstar Bank       250,000
	Total Current Liabilities						     443,381

	Long-Term Liabilities
	Notes Payable		               					 	 5,708
	Deferred Revenue					             		<13,104>
	Total Long-Term Revenues	            <7,396>
	Total Liabilities   					          $435,752

	Capital
	Common Stock	        					     	  1,165,716
	Treasury Stock						                <35,000>
	Accumulated Deficit					        	<1,108,546>
	Net Income						                   	<24,541>

	Total Capital	        					          <2,371>

	Total Liabilities and Capital      $433,381



ATI NETWORKS, INC.
STATEMENT OF OPERATIONS
(Unaudited)
Summary Income Statement
For the Three Months Ending				 	March 31, 1999

Total Revenues		            				   	$	34,994

Cost of Sales             								     4,347

Gross Profit   	               							30,637

Operating Expenses
Sales and Marketing Expense					     	10,749
General and Administrative					      	35,027
Research and Development Expense					  4,801

Total Operating Expenses        						50,577

Net Operating Income (Loss)					     <19,940>

Other Income (Expenses)

Interest Expense               							<4,413>
Net Other Income (Expenses)     						<4,413>

Net Income (Loss) before Taxes       <24,353>
Income Tax Provision	       						        10

Net Income (Loss)	             						<24,363>


ATI NETWORKS, INC.
STATEMENT OF CASH FLOW
FOR THE THREE MONTHS
ENDED MARCH 31, 1999
(Unaudited)

									Current Quarter
									March 31, 1999
Cash Flow from operating activities
Net Income	                    							$	<24,542>
Adjustments to reconcile net income to net
Cash provided by operating activities
Accounts receivable changes				      			<20,917>
Stock Subscriptions Receivable						   	500,000
Inventory Changes								                   354
Other Current asset changes							         <233>
Accounts Payable Changes							             383
Other Current Liability Changes							   30,683
Total Adjustments						               		510,028

Net Cash provided by Operations					   	485,486

Cash Flows from investing activities
Used for Equipment            									  <2,621>
Net Cash used in investing				      			  <2,621>

Cash Flows from financing activities

Proceeds From
Line of Credit - Firstar Bank							     49,762
Paid In Capital									                  1,200
Used For:
Note Payable - Advanta		          						 <1,019>
Deferred Revenue							                 <13,104>
Net Cash used in financing						       	 36,839

Net increase <decrease> in cash					  		519,704

Summary

Cash Balance at End of Period						   	  30,745
Cash Balance at Beginning of Period			   <6,629>
Net Increase <Decrease> in Cash						    24,116

ATI NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 1999

NOTE 1.  Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for presentation have been included.

NOTE 2.  Long Term Debt - Short Term Financing

All loans and repayment of lines of credit payable to Firstar Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company.

NOTE 3.  Major Stockholder

Larry Bestor presently owns approximately 38% of the Common Stock of the Company.

ITEM 1. 	IMPORTANT FACTORS RELATED TO FORWARD-LOOKING
         STATEMENTS AND ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Security Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors which may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underly nts are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements thereto.

The Company experienced continued development of its core GPS software systems, namely NavQuest and LogiTrak. In expanding LogiTrak's technical capability to function with Orbcomm's Low Earth Orbit satellite system, the Company has increased the long term future value of this industry leading software technology.
Management believes the current share price of the Company to be undervalued relative to market values of related technology companies, due to the Company being relatively unknown in the investor community. In order to increase company awareness in the investor community, the Company's CEO recently appeared on World Business Review, hosted by Casper Weinberger, the Chairman of Forbes magazine. He was selected by the producers of the program to discuss the company and its wireless software products.

Throughout the quarter, the Company also continued expansion of its reseller distribution channel for its mapping software and wireless communications products. As well, the Company continued its development of its Internet websites, ArtGems.com and ArealGem.com.

The Company and its products have received positive exposure in the national media, but has lacked sufficient capital to fully implement its marketing plan. The growth of the Internet as a distribution medium for software and information has greatly expanded the global market for the Company's core products, while at the same time created new opportunities for the Company to create and sell variations of its products. It is expected that with the additional exposure of the Company and its products to the online community, that demand will continue to increase for the Company's products. The Company believes continuing to expand exposure to the online community is a must to creating brand name recognition, while partnering and distribution contracts are expanded. Company management expects to see significant growth in its future sales figures as awareness of the company's products expands. However, to create and maintain mindshare of the Company's products in the mind of the public requires an increase in marketing and sales related expenses. The ability of the company to survive will require additional capital in 1999 to fund operations until profitability is reached. As the company expands the awareness of its Internet websites, it is expected that the increased use of its online auction sites will impact positively on the company's net profits throughout 1999.

Like many early stage technology companies, the majority of the Company's assets are intangible assets such as copyrights, trademarks, and Research and Development costs. The existing gross margin (net sales less cost of such sales as presented in accordance with generally accepted accounting principles) as a percentage of sales for the quarter was 87%, an increase of 12% over the same period in 1998. The anticipated gross margin for software during the next year of operations is approximately 85%. GPS equipment and related hardware sales margins are anticipated at approximately 50. The trend of the Company's sales margins is expected to stay the same or increase, as the Company begins receiving revenues from future website sales, where margins equal or exceed current software sales margins.

It is expected that the percentage of foreign sales will remain the same, or increase slightly, since this closely represents the approximate ratio of foreign users to total users of the Internet. The Company does not market directly to the government and does not expect any significant sales to come from this sector.

YEAR 2000 ISSUE: Issues involving the year 2000 are the result of computer programs being written using two digits rather than four to define the applicable year. The Company has tested its software and its internal systems and presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if vendors of the Company that supply GPS hardware and firmware technologies experience problems due to the Year 2000 Issue, it could have a material impact on the Company's future operations.


PART II - OTHER INFORMATION

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

The company has also developed two proprietary Internet auction website properties, www.artgems.com and www.arealgem.com, that it seeks to increase public awareness of by increasing advertising and marketing budgets. Upon raising additional capital, it is management's plan to substantially grow revenues and public awareness of these properties, spin-off the Internet website properties as a new company, and then sell the new entity either publicly or privately. At the time the new company is formed, existing retain an equity interest in the new spin-off Internet company.

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

INVESTMENT HIGHLIGHTS

WIRELESS COMMUNICATIONS AND MAPPING PRODUCTS
A recent FCC mandate requiring all cellular companies to accurately pinpoint the location of all incoming 911 calls has opened a tremendous window of opportunity for ATI Networks shareholders. Ever since late 1995, when ATI first demonstrated that it had successfully combined digital mapping with satellite and cellular wireless communications technology, it has emerged as a world recognized leader in this type of software. The US now has over 50 million cellular phones in use, and the average lifecycle of a estimated life cycle of 3 years. It has been anticipated by the many experts that to comply with the e-911 mandate by the end of the year 2001, it is likely that a majority of cell phones in the US will include built-in GPS receiver chipsets. Andrew Seybold, a well recognized expert in the field of wireless communications, has estimated the total number of cell phones worldwide by the year 2003 at over 600 million. Since ATI's existing software technology and world recognized name in the industry perfectly positions it to capitalize on this emergin market opportunity, company management is now seeking the capital it needs to fund its rapid future growth, and to enable it to aggressively increase its market share of GPS enhanced wireless communications products.

ATI has emerged as a leading developer of GPS applications software and is now implementing an aggressive growth plan that will enable it to significantly influence and profit from the future growth of GPS enabled, wireless devices.

PRODUCTS AND MARKET

ATI has developed the following products:

* NavQuest - Comprehensive mapping and routing software product on CD-Rom. NavQuest includes most U.S. and Canadian streets and highways, advance routing features, optional GPS tracking capabilities, city and address search features, and a database of thousands of attractions and points of interest. The market for this product includes the owners of over 17 million new vehicles each year. Market research by Automotive Engineering Magazine suggests the vehicle navigation market will grow to over 3,000,000 units annually by the year 2000.

* LogiTrak - Map Based Tracking and Messaging via the Internet - A Windows 95 software application for communicating with, and viewing the locations of, multiple wireless devices from a remote PC via the Internet. Two-way messages can be quickly transmitted and received through a graphic interface utilizing GPS satellites, communications satellites, and the Internet. The market for this product includes most transportation companies and over 100 million existing cellular telephone users. The ever-increasing ss communications generates tremendous future potential for LogiTrak.

* A Real Gem - Internet website property known on the web as arealgem.com, the site enables Timeshare property buyers and sellers around the world to connect with each other. Visitors to the site may view and search for available properties for sale in 70 countries. Visitors may list their property for sale, submit photos or video files using easy online instructions. The website is available for viewing and use by 70 million users of the internet. The Company charges a basic fee of $20 per month per listing.

* Art Gems - Internet website property known on the web as artgems.com, this site provides viewers with access to a large inventory of art and a live auction environment. Digital pictures of the inventory may be viewed and multiple bids can be made on multiple items by anyone logged onto the site. The Company currently has internet marketing rights to art inventory with three nationally known artists.

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

Wireless Telecommunications

Since the 1980's, the availability and use of wireless telecommunications services has grown dramatically. The major growth sectors have included mobile cellular telephone and specialized mobile radio which provide voice and data communications, paging, and satellite-based mobile data services which provide data communications. The growth in wireless services has been driven primarily by technology advances and changes in telecommunications regulations and consumer behavior. In addition, in less developed markets wireless services have become an alternative to fixed wireline services which are characterized by poor quality, limited capacity and long installation waiting periods.

Wireless Communications systems increasingly are being adopted in developing markets in order to more quickly implement fixed communications services. In many international markets, including the People's Republic of China ("PRC"). India, Indonesia and Brazil, fixed telephone systems are inadequate to handle demand with telephone line penetration ranging from less than 1% to less than 10% compared with over 50% in major developed markets. Wireless Communications systems provide an attractive alternative to copper and fiber based fixed services with the potential to be implemented more quickly and at lower cost than wire line services. The installation of Wireless Communications systems minimizes the need to obtain right-of-ways and excavate existing roads and infrastructure to lay copper or fiber cables. There is a rapidly growing global demand for the use of wireless communications devices, and the software that makes these devices communicate.

POSITION

The NavQuest software CDROM is a consumer mapping product that is useful, inexpensive, and fun. Various demographic groups have a need for this product, and ATI plans to tailor national advertising and marketing accordingly. The product will continue to be revised and updated continuously to provide increasingly better value as well as expanded demographic market penetration.Although the Company originally positioned its LogiTrak mobile data communications and tracking software to meet the need of the transportation industry to keep touch with their drivers, it plans to expand the market to others. With this goal in mind, ATI designed and developed LogiTrak as an easy to use tool for anyone with a PC running Windows 95. Using a modular approach to product development, the ATI development team has made it possible to add communications drivers for cellular, CDPD, and PCS systems to the software's existing satellite and RF communications capabilities. The Company expects that by the addition of these drivers to the software, this it can expand the potential market for users of its tracking software to include everyone with a computer that uses the Windows 95 operating system.

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

DISTRIBUTION CHANNELS

The distribution channels used for NavQuest mapping and routing navigation software product are cataloguers, retailers, and tourist information services. With the additional funding, ATI would like to extend distribution to include national direct response TV ads. The Company began an ad campaign just prior to the summer travel season, since the desire to plan for vacations on one's home computer increases consumer response to advertising. These channels make sense for delivering the product to the end user profile and geography. Some of the competition uses the wholesaler channel, while no competitor uses all of the same channels as ATI. ATI's distribution strategy is advantageous because the partnership with CPNM into established distribution channels enables ATI to increase market share of its consumer products, without substantially sacrificing profit margins.

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

CUSTOMERS

ATI's customers number in the tens of thousands and include the following major companies:

WP6-34;     AT&T
WP6-34;     Harley Davidson
WP6-34;     Bell South Mobility
WP6-34;     Trimble Navigation Limited.
WP6-34;     Flash, Inc.
WP6-34:     Goodwill Industries


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

ITEM 2.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


SIGNATURES

	In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATI NETWORKS, INC.
Registrant

May 12, 1999			/s/  Lawrence Bestor

Lawrence Bestor
Chief Executive Officer/Director