Form 10QSB
period 1999-06-30
ATI NETWORKS INC /CO/
filed 1999-08-11
CIK 835951

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

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

Common Stock, $0 Par Value -  3,182,830 shares as of JUNE 30, 1999.

PART I - FINANCIAL INFORMATION

ATI NETWORKS, INC.
BALANCE SHEET
AS OF JUNE 30, 1999

								                         	(UNAUDITED)
        						              	    JUNE 30, 1999

ASSETS

Current Assets
	Cash and Cash Equivalents			      	$	 5,989
	Accounts Receivable      					      	74,582
	Inventory							                 	   11,051
	Security Deposits						 	               647
	Prepaid Expenses						 	              1,738
	Total Current Assets	   				       	 94,007

Property and Equipment   	   	   					82,956
Less: Accum. Depreciation	           <45,815>
Total Property and Equipment	   					 37,141

Other Assets
Capitalized R&D Costs - Net   			    232,058
Media Gems - Net   			           					32,432

Total Other Assets	   				         		264,490

Total Assets              								 $	395,638

LIABILITIES AND CAPITAL

Current Liabilities
	Accounts Payable		            					$	24,157
	Accrued Payroll and Taxes	   	      133,948
	Current Portion Deferred Revenue					52,416
	Line of Credit - Firstar Bank       250,000
	Total Current Liabilities						     460,521

	Long-Term Liabilities
	Notes Payable		               					 	 4,560
	Deferred Revenue					             		<26,208>
	Total Long-Term Revenues	            <7,396>
	Total Liabilities   					          $438,873

	Capital
	Common Stock	        					     	  1,165,716
	Treasury Stock						                <35,000>
	Accumulated Deficit					        	<1,108,695>
	Net Income						                   	<65,256>

	Total Capital	        					          <2,371>

	Total Liabilities and Capital      $395,638



ATI NETWORKS, INC.
STATEMENT OF OPERATIONS
(Unaudited)
Summary Income Statement
For the Six Months Ending 	      JUNE 30, 1999

Total Revenues		            				   	$	49,128

Cost of Sales             								     6,932

Gross Profit   	               							42,196

Operating Expenses
Sales and Marketing Expense					     	17,490
General and Administrative					      	57,984
Research and Development Expense					 21,591

Total Operating Expenses        						97,065

Net Operating Income (Loss)					     <54,869>

Other Income (Expenses)

Interest Expense               						<10,193>
Net Other Income (Expenses)     					<10,198>

Net Income (Loss) before Taxes       <65,067>
Income Tax Provision	       						        10

Net Income (Loss)	             						<65,077>


ATI NETWORKS, INC.
STATEMENT OF CASH FLOW
FOR THE THREE MONTHS
ENDED JUNE 30, 1999
(Unaudited)

  									Current Quarter									JUNE 30, 1999

Cash Flow from operating activities
Net Income	                    							$	<40,789>
Adjustments to reconcile net income to net
Cash provided by operating activities
Accounts receivable changes				      			 13,010
Inventory Changes								                  <613>
Other Current asset changes							         <233>
Accounts Payable Changes							           4,027
Other Current Liability Changes							   13,353
Total Adjustments						               		 30,010

Net Cash provided by Operations					   	<10,779>

Cash Flows from investing activities
Used for Equipment            									      <0>
Net Cash used in investing				      			      <0>

Cash Flows from financing activities

Proceeds From
Line of Credit - Firstar Bank							          0
Paid In Capital									                      0
Used For:
Note Payable - Advanta		          						 <1,148>
Deferred Revenue							                 <13,104>
Net Cash used in financing						       	<14,252>

Net increase <decrease> in cash					  		<25,031>

Summary

Cash Balance at End of Period						   	   5,989
Cash Balance at Beginning of Period			   <8,493>
Net Increase <Decrease> in Cash						    14,482

ATI NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999

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

NOTE 3.  Major Stockholder

Larry Bestor presently owns approximately 38% of the outstanding Common Stock of the Company. Oshkosh Truck Corp. owns approximately 20% of the outstanding Common Stock of the Company.

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

Management believes the current share price of the Company to be undervalued relative to market values of related technology companies, due to the Company being relatively unknown in the investor community. In order to increase company awareness among the general public of the company and its technology, the Company's CEO was a featured on World Business Review, hosted by Casper Weinberger, the Chairman of Forbes magazine. The company was selected by the show's producers as a technology leader in the wireless market.

Throughout the quarter, the Company also continued expansion of its reseller distribution channel for its mapping software and wireless communications products. As well, the Company began development of two new Internet websites, tallyvotes.com and jetdisc.com. The tallyvotes.com website enables the online community to vote for a variety of topics and candidates, including political candidates, public company proxy votes, club elections, surveys, etc. The company expects the site to become very popular with voters and media people during the upcoming election year.

The jetdisc.com site is an informational site that is being used by the company to promote its exciting new JetDisc product. JetDisc uses the NavQuest product platform as a free promotion to provide a compelling medium for the placement of corporate sponsor's digital advertising.

The Company and its products have received positive exposure in the national media, and is seeking venture capital to fully implement its new marketing plan. The growth of the Internet as a distribution medium for software and information has greatly expanded the global market for the Company's core products, while at the same time created new opportunities for the Company to create and sell variations of its products. It is expected that with the additional exposure of the Company and its products to the online community, that demand will continue to increase for the Company's products. The Company believes continuing to expand exposure to the online community is a must to creating brand name recognition, while partnering and distribution contracts are expanded. Company management expects to see significant growth in its future sales figures as awareness of the company's products expands. However, to create and maintain mindshare of the Company's products in the mind of the public requires an increase in marketing and sales related expenses. The ability of the company to meet its new customer contract requirements requires additional operating capital until these contracts are filled. As the company expands the awareness of its Internet websites, it is expected that the increased use of its online auction sites will impact positively on the company net profits during the balance of 1999.

Like many early stage technology companies, the majority of the Company's assets are intangible assets such as copyrights, trademarks, and its technology. The existing gross margin (net sales less cost of such sales as presented in accordance with generally accepted accounting principles) as a percentage of sales for the quarter was 87%, an increase of 12% over the same period in 1998. The anticipated gross margin for software during the next year of operations is approximately 85%. GPS equipment and related hardware sales margins are anticipated at approximately 50%. The trend of the Company's sales margins is expected to decrease for the balance of 1999, as the Company seeks to increase revenues. This is do in part to the contribution of a significant portion of sales revenues expected to come from new products, where gross profit margins are less than in the past. The Company feels that due to increased competition in the marketplace, the company must give away free copies of its software, in order to increase its market share.

It is expected that the percentage of foreign sales will remain the same, or increase slightly, since this closely represents the approximate ratio of foreign users to total users of the Internet. The Company does not market directly to the government and does not expect any significant sales to come from this sector.

YEAR 2000 ISSUE: Issues involving the Year 2000 are the result of computer programs being written using two digits rather than four to define the applicable year. The Company has tested its software and its internal systems and presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if vendors of the Company that supply GPS hardware and firmware technologies experience problems due to the Year 2000 Issue, it could have a material impact on the Company's future operations. The company is working with its vendors to insure Year 2000 compliance for all of its product lines.


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

The company has also developed twor proprietary Internet auction website properties, www.artgems.com and www.arealgem.com, that it seeks to increase public awareness of by increasing advertising and marketing budgets. Upon raising additional capital, it is management's plan to substantially grow revenues and public awareness of these properties, spin-off the Internet website properties as a new company, and then sell the new entity either publicly or privately. At the time the new company is formed, existing shareholders will retain an equity interest in the new spin-off Internet company.

BUSINESS

The company has developed proprietary software technologies for real time data communications over the internet, vehicle tracking, vehicle navigation, and e-commerce. The Company designs and develops the technologies it sells, both with its own in-house engineers and privately contracted developers. When outside developers are used, as well as with its employee engineers and scientists, all ownership, trade secrets, and proprietary rights to the technology are assigned to the Company.

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

The Company has emerged as a leading developer of GPS applications software and is now implementing an aggressive growth plan that will enable it to significantly influence and profit from the future growth of GPS enabled, wireless devices.

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

* LogiTrak - Map Based Tracking and Messaging via the Internet - A Windows 95 software application for communicating with, and viewing the locations of, multiple wireless devices from a remote PC via the Internet. Two-way messages can be quickly transmitted and received through a graphic interface utilizing GPS satellites, communications satellites, and the Internet. The market for this product includes most transportation companies and over 100 million existing cellular telephone users. The ever-increasing use of wireless communications generates tremendous future potential for LogiTrak.

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

* ArtGems - Internet website property known on the web as artgems.com, this site provides viewers with access to a large inventory of art and a live auction environment. Digital pictures of the inventory may be viewed and multiple bids can be made on multiple items by anyone logged onto the site. The Company currently has internet marketing rights to art inventory with three nationally known artists.

MARKET DEFINITION

Mapping, Routing and Navigation Software

With NavQuest, the Company is competing in the computer mapping and routing market. This market was composed of approximately 1,000,000 units last year, according to IDC. ATI believes the major future trend in the industry will be toward high quality, value oriented mapping product offerings. This market will continue to grow substantially over the next decade as automobile manufacturers and aftermarket automobile equipment manufacturers begin to offer these products in the US, as they already do in Japan and Germany. The Company has begun marketing initiatives that management believes will increase NavQuest's share of this market over the next 24 months.

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

E-commerce

The market for online commerce is growing exponentially. At the end of 1996, were 40 million online Internet Users worldwide. At the end of 1997 that number had grown to 100 million, and it is now estimated that by the year 2002 the Internet population will grow to a staggering one billion online users, or one out of every five people on the planet.

According to IDC, worldwide commerce revenue on the Internet is expected to increase from approximately $30 billion at the end of 1998 to more than $425 billion in 2002. Accordingly, Jupiter Communications estimates that the amount of advertising dollars spent on the Internet is expected to increase from approximately $1.9 billion in 1998 to $7.7 billion by 2002. The Internet enables features and functions that are unavailable in traditional media, permitting on-line retailers to interact effectively with customers and advertisers to target specific demographic groups by capturing valuable data on customer tastes, preferences, shopping, and buying patterns.

The company has focused the development of its e-commerce sites on certain demographic groups in an effort to provide these groups with interesting and compelling content and products it believes of interest to these groups.

POSITION

The NavQuest software CD-ROM is a consumer mapping product that is useful, inexpensive, and fun. Various demographic groups have a need for this product, and the Company plans to tailor national advertising and marketing accordingly. The product will continue to be revised and updated continuously to provide increasingly better value as well as expanded demographic market penetration.Although the Company originally positioned its LogiTrak mobile data communications and tracking software to meet the need of the transportation industry to keep touch with their drivers, it plans to expand the market to others. With this goal in mind, ATI designed and developed LogiTrak as an easy to use tool for anyone with a PC running Windows 95. Using a modular approach to product development, the ATI development team has made it possible to add communications drivers for cellular, CDPD, and PCS systems to the software's existing satellite and RF communications capabilities. The Company expects that by the addition of these drivers to the software, this it can expand the potential market for users of its tracking software to include everyone with a computer that uses the Windows 95 operating system.

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

ATI NETWORKS, INC.
Registrant

AUGUST 10, 1999			/s/  Lawrence Bestor

Lawrence Bestor
Chief Executive Officer/Director