Form 10QSB
period 1999-09-30
ATI NETWORKS INC /CO/
filed 1999-10-28
CIK 835951

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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

Common Stock, $0 Par Value -  3,233,030 shares as of SEPTEMBER 30, 1999.

PART I - FINANCIAL INFORMATION

ATI NETWORKS, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 1999

								                         	(UNAUDITED)
        						              	    SEPTEMBER 30, 1999

ASSETS

Current Assets
	Cash and Cash Equivalents			      	$	 1,036
	Accounts Receivable      					      	72,267
	Inventory							                 	   11,396
	Security Deposits						 	               647
	Prepaid Expenses						 	              1,738
	Total Current Assets	   				       	 87,084

Property and Equipment   	   	   					83,978
Less: Accum. Depreciation	           <45,815>
Total Property and Equipment	   					 38,163

Other Assets
Capitalized R&D Costs - Net   			    232,058
Media Gems - Net   			           					32,432

Total Other Assets	   				         		264,490

Total Assets              								 $	389,737

LIABILITIES AND CAPITAL

Current Liabilities
	Accounts Payable		            					$	32,902
	Accrued Payroll and Taxes	   	      142,267
	Current Portion Deferred Revenue					52,416
	Line of Credit - Firstar Bank       250,000
	Total Current Liabilities						     477,585

	Long-Term Liabilities
	Notes Payable		               					 	 4,220
	Deferred Revenue					             		<39,312>
	Total Long-Term Revenues	           <35,092>
	Total Liabilities   					          $442,493

	Capital
	Common Stock	        					     	  1,170,716
	Treasury Stock						                <35,000>
	Accumulated Deficit					        	<1,108,696>
	Net Income						                   	<79,776>

	Total Capital	        					         <52,756

	Total Liabilities and Capital      $389,737



ATI NETWORKS, INC.
STATEMENT OF OPERATIONS
(Unaudited)
Summary Income Statement
For the nine months ending 	      SEPTEMBER 30, 1999

Total Revenues		            				   	$	63,286

Cost of Sales             								     8,565

Gross Profit   	               							54,721

Operating Expenses
Sales and Marketing Expense					     	23,284
General and Administrative					      	71,357
Research and Development Expense					 25,682

Total Operating Expenses        					120,323

Net Operating Income (Loss)					     <65,602>

Other Income (Expenses)

Interest Expense               						<13,934>
Net Other Income (Expenses)     					    <51>

Net Income (Loss) before Taxes       <79,587>
Income Tax Provision	       						        10

Net Income (Loss)	             						<79,597>


ATI NETWORKS, INC.
STATEMENT OF CASH FLOW
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1999
(Unaudited)

  									Current Quarter									SEPTEMBER 30, 1999

Cash Flow from operating activities
Net Income      	                    							$	<28,001>
Adjustments to reconcile net income to net
Cash provided by operating activities
Accounts receivable changes      				      			  4,400
Inventory Changes								                       1,813
Other Current asset changes							                <78>
Accounts Payable Changes							                15,087
Other Current Liability Changes							         17,176
Total Adjustments						               		       34,928

Net Cash provided by Operations      					   	  6,927

Cash Flows from investing activities
Used for Equipment            									        <1,022>
Net Cash used in investing				      			        <1,022>

Cash Flows from financing activities

Proceeds From
Line of Credit - Firstar Bank							                0
Paid In Capital									                        5,000
Used For:
Note Payable - Advanta      		          						   <680>
Deferred Revenue							                       <17,472>
Net Cash used in financing						             	<13,150>

Net increase <decrease> in cash					  		       <7,245>

Summary

Cash Balance at End of Period						   	         1,036
Cash Balance at Beginning of Period			         <2,767>
Net Increase <Decrease> in Cash						           3,803

ATI NETWORKS, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

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

NOTE 3.  Major Stockholders

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

In third quarter, the Company downsized its development staff to reduce expenses and management began active efforts to selloff ownership rights to its GPS software product line, in order to raise capital and refocus the company as an Internet content and service provider. Management expects to complete the sale of both LogiTrak and NavQuest, its GPS software technologies, early in 4th quarter. Concurrent with the sale of these products, Company management is attempting to raise venture capital to effectively market and brand it websites.

Management believes the current share price of the Company to be undervalued relative to other technology companies trading in the public market. The Company partnered with JetDisc.com, a startup venture, to create a new market and distribution channel for NavQuest, its mapping and routing software product. As well, the Company began marketing of its online voting site, tallyvotes.com. The tallyvotes.com website enables members of the online community to vote for a variety of candidates, or topices, such as political candidates, public company proxy votes, club elections, surveys, etc. The company expects the site to become increasingly popular with voters and media people during the upcoming election year.

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

Like many early stage technology companies, the majority of the Company's assets are intangible assets such as copyrights, trademarks, and its technology. The existing gross margin (net sales less cost of such sales as presented in accordance with generally accepted accounting principles) as a percentage of sales for the quarter was 87%, an increase of 12% over the same period in 1998. The anticipated gross margin for software during the next year of operations is approximately 85%. GPS equipment and related hardware sales margins are anticipated at approximately 50%. The trend of the Company's sales margins is expected to decrease for the balance of 1999, as the Company seeks to increase revenues. This is do in part to the contribution of a significant portion of sales revenues to be spent on sales and marketing expenses and the marketing of it new Internet media products. The Company feels that due to increased competition in the marketplace, the company must give away free copies of its software, in order to increase its market share.

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


PART II - OTHER INFORMATION

ITEM 1.  DESCRIPTION OF BUSINESS

EXECUTIVE SUMMARY

The Company has evolved from its roots as a GPS Technology Development Company to become a developer of web technology and web content. The Company's first product, NavQuest for Windows, was selected by Automotive Engineering Magazine readers as one of the Top 50 Products of the Year. Its next product, LogiTrak, became the first product in the world to enable wireless communications and tracking of a wireless device over the INTERNET.

The company has also developed a proprietary Internet auction website, www.artgems.com and an informational website for the purchase of real estate, www.arealgem.com. The company is currently seeking a venture capital partner to provide funds for advertising and marketing budgets. Upon raising additional capital, it is management's plan to substantially grow revenues and public awareness of these properties, spin-off or sell the Internet website properties as a new company, and then sell the new entity either publicly or privately.
At the time the new company is formed, it is management's intention that existing shareholders will receive an equity interest in the Internet company acquiring these properties.

BUSINESS

The company has developed proprietary software technologies for real time data communications over the internet, vehicle tracking, vehicle navigation, and e-commerce. The Company designs and develops the technologies it sells, both with its own in-house engineers and privately contracted developers. When outside developers are used, as well as with its employee engineers and scientists, all ownership, trade secrets, and proprietary rights to the technology are usually retained by the Company. This may change in the future as the company begins doing contract work and developing websites for others.

Future revenue sources include development fees, software licensing fees, advertising fees, wireless communications fees, and the sale of mobile data communications and tracking equipment.


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

PRODUCTS AND MARKET

ATI Networks has developed the following products:

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

* aRealGem.com - Internet website property known on the web as arealgem.com, the site enables Timeshare property buyers and sellers around the world to connect with each other. Visitors to the site may view and search for available properties for sale in 70 countries. Visitors may list their property for sale, submit photos or video files using easy online instructions. The website is available for viewing and use by 70 million users of the internet. The Company charges a basic fee of $20 per month per listing.

* ArtGems.com - Internet website property known on the web as artgems.com, this site provides viewers with access to a large inventory of art and a live auction environment. Digital pictures of the inventory may be viewed and multiple bids can be made on multiple items by anyone logged onto the site. The Company currently has internet marketing rights to art inventory with a number of nationally recognized artists.

* Tallyvotes.com -


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

CUSTOMERS

ATI Network's customers number in the tens of thousands and include the following companies:

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

ATI NETWORKS, INC.
Registrant

OCTOBER 28, 1999			/s/ LAWRENCE BESTOR

Lawrence Bestor
President/Director