Form 10KSB
period 1999-12-31
ATI NETWORKS INC /CO/
filed 2000-04-07
CIK 835951

FORM 10-KSB
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

ATI NETWORKS, INC.
COLORADO
84-1089801
460 Cedar Street Fond du Lac, Wisconsin 54935
920) 922-7030

Securities registered pursuant to Section 12 (b) of the Securities Exchange
Act: Title of each class Name of each exchange on which registered NONE

NASDAQ OTC:BB

Securities registered pursuant to section 12 (g) of the Securities Exchange
Act: COMMON STOCK, NO PAR VALUE PER SHARE N/A

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or) for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  $ 82,743

As of December 31,1999, 3,233,030 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:  Yes              No X

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


EXECUTIVE SUMMARY

ATI Networks is building a global e-business by leveraging its proprietary online technology, compelling content, and proven marketing techniques, to create high volume, high profit margin websites. The company plans to continue expanding its exciting community of sites that enable people to carry on retail and B2B commerce, download digital audio and video media, while fostering a feeling of community among site visitors.

The company owns a number of public sites that range from www.landnet.com, featuring the latest information on NASA space launches, to sites that offer the user access to fine art and discount computers in an auction environment. The company's auction technology is now being used at www.artgems.com, a consumer website that offers fine art, direct to consumers over the Internet. Areas of the company's websites are available only to businesses for business to business transactions, while other site areas are available to the general public.

The company has created a website, www.tallyvotes.com that enables webmasters around the globe to quickly compose a survey, or election, on their website using the tallyvotes.com template and voting server. Webmasters around the world RIGHT NOW can implement and use the company's voting engine for free, to do in minutes what would normally take webmaster/ programmers weeks to create from scratch. Imagine the future of online voting, a worldwide need that will increase voter turnout, while expanding democracy around the globe. Millions of websites around the globe that can use the company's voting engine to implement online voting, or create surveys, on their own websites in 15 minutes or less. Analysts have estimated the future of online voting to evolve into an estimated $10 billion per year business.

The company plans to expand its existing websites to include an online recycling business, and discount computer products auction. These sites will cross-link to one another, and will provide an e-commerce environment for manufacturers of computers and electronic equipment to sell discounted excess inventory through a global network of online affiliates and Value Added Resellers (VAR's). The company is currently using its proprietary online auction technologies and e-commerce websites, in which it has verified its web auction technology.

It has also established banner advertising contracts with Flycast Communications /Engage, both CMGI companies, and Cable, Print, News Media, a consortium of 70 magazines and over 200 websites partnered with the company in building its online brands. The company is positioning itself to become a leading community of engaging destination websites that enable business to business, e-tail commerce, and entertainment.

Through a related company, the company has begun to compile worldwide distribution rights to a digital library of past and future movies. There are over 3,500 movies produced each year, of which less than 10% get distributed through movie theaters and television. Company management believes this opens up a tremendous opportunity for the company that owns worldwide digital distribution rights to some of these films. In exchange for exclusive worldwide,digital distribution rights to the movies in its library, it will create digital copies of these films. The sale and distribution of these movies will be offered by the company to online customers in DVD format, but eventually will be distributed digitally over the Internet through secure, high speed servers.

SOURCES OF REVENUE

Company revenues are generated from a number of sources in three primary ways:
1)Advertising
2)Electronic retail sales
3)Percentage based, transaction fees received from online product sales sold on the company's websites, and from the sale of advertising banners.

Since the company's revenue model is based on the use of its sites as online commerce exchanges, it receives a percentage of each sale made, plus revenue from information and advertising, not just on the sale of products. In this way, the company provides a forum for people to meet and carry on business, in exchange for which it charges a sales transaction fee, and for which it charges advertisers to reach the company's online audiences.

The company's next generation websites combine the latest database, search engine, language translation, and e-commerce technologies to link manufacturers to VAR's, businesses to businesses, and manufacturers with the general public. Although the majority of the company's first year ecommerce sales were done in the US, the company has planned the growth of the business to enable it to do business around the globe, 24 hours a day, 7 days per week. A nonprofit organization partner, recycleit.org, will provide businesses and individuals with an environmentally friendly, and tax deductible process to dispose of old computer equipment such as computers, monitors, and keyboards.


INDUSTRY OVERVIEW

The Online Marketplace is booming. Increasingly businesses are recognizing the place to do business in the future is over the Internet. According to IDC, the number of Internet users will grow from the current estimate of 150 million to reach approximately 320 million by the end of 2002. Other estimates of the growing online community put the global user number over 1 billion by 2002. Worldwide commerce revenue on the Internet grew to over $20 billion in 1999, and is expected to surpass $204 billion in 2001, according to Zona Research. Online advertising revenues are projected to grow to over $10 billion in 2002 (Jupiter).

Electronic commerce is one of the hottest subjects on the Net today. There is no shortage of predictions about the number and value of electronic transactions that will take place over the Internet over the next decade, but these predictions vary wildly. This highlights one of the fundamental problems of business on the Internet; that it is next to impossible to predict anything accurately. Although the predictions vary, the surveys seem to unanimously agree on one thing: electronic commerce will continue to grow exponentially. One typical example last year from Forrester Research, states the following:
"Net merchants will this year sell over $50 billion worth of goods over the Internet. By 2002 this will swell to over $200 billion."

MARKET OPPORTUNITY AND DEMAND

According to the latest statistics from Forrester Research, over 50% of the nearly $4 billion in 1999 online retail sales occurred in the two industries the company has focused its retail sales efforts, namely computer products and entertainment. Additionally, the future of the online voting market is estimated at over $10 Billion per year, and is in its earliest stages.
The company's online voting server and related website, TallyVotes.com, are perfectly positioned to capitalize on this evolving global market.


According to statistics from IDC, over 50% of all households in the US own a computer. Many of these same households own more than one. Globally, the number of new computers and monitors shipped will exceed 100 million units each in 1999, and is expected to grow to over 150 million units each for the calendar year, 2002. The continued growth in the demand of new computers has created closets and warehouses full of old computers, which has created a tremendous need for businesses and individuals to dispose of this outdated equipment. A recent USA Today feature story focused on the growing problem of disposing of this old equipment in a responsible way, and the need for an organized system of recycling. Since it is illegal in many states to dispose of computer monitors and other electronic equipment that contains hazardous material in landfills, it is obvious that the need for environmentally responsible recycling of outdated computer equipment will only increase in the coming decade. The company offers a viable and economical solution to this growing problem.

According to a recent survey by Zona Research regarding the habits of online retail shoppers, it was found that 93% of these buyers spend between $25 and $249 when purchasing products online. The average business to business transactions are considerably higher and the company is now positioning itself to offer an online B2B environment that will provide an ideal forum for businesses of all sizes to carry on global commerce and develop new business.

The Internet has provided a low cost medium to reach the global audience. Despite the rapid proliferation of websites, there is currently no company specifically focused as we have envisioned and described here. Management believes an excellent business opportunity exists for the company to create the leading "central meeting place on the web" for both businesses and the public to benefit from the purchase of discount products and the disposal of outdated products through its nonprofit sister organization, the RecycleIt.com network.

Additionally, decreasing profit margins of neighborhood computer retailers, along with the increase of online computer and peripheral businesses, has created a compelling need for the local neighborhood computer retailers to change the way they do business. This compelling need gives the company an opportunity to provide many of these retailers with a perfect solution to increase foot traffic to their stores, while at the same time providing these local retail affiliates with a way to do increase their profit margins by purchasing from the company's website.

THE ATI NETWORKS ADVANTAGE

The company attracts people to its community of sites with regular sweepstakes promotions and prize giveaways that reward people for subscribing to its sites. It expects to retain people's interest on its family of websites by providing them access to the best digital content, while rewarding its website visitors with points and prize entries for referring friends to the company's sites.

The company has established marketing agreements with certain well-established, high traffic websites, to redirect and promote traffic to the company's community of websites. The company also plans to promote its websites using a variation of the marketing technique used by America Online to generate millions of new customers each year. These plans include advertising its Internet brands on the JetDisc, an innovative new CDROM that will be distributed free to millions of airline travelers. JetDisc is a web-enabled CDROM that millions of airline passengers will view each month. The JetDisc showcases the latest products, technologies, upcoming movies, and promotional giveaway offers on behalf of its sponsors. ATI Networks will promote its web properties each month by offering premium incentives such as frequent flyer miles and prizes for travelers that visit the company websites and register as a customer.

In the entertainment sector, the company has formed alliances with MUZE, the leading music database, to provide online access to its 1.7 million music titles and 400,000 album titles, through the company's entertainment shopping areas. The company will then enable its site visitors to create their own custom CD's by choosing from song titles in its online MUZE database.

Through a related company, the company has begun to compile worldwide distribution rights to a digital library of past and future movies. There are over 3,500 movies produced each year, of which less than 10% get distributed through movie theaters and television. This opens up a tremendous opportunity for the company that owns worldwide digital distribution rights to some of these films. In exchange for exclusive worldwide, digital distribution rights to the movies in its library, it will create digital copies of these films. The sale and distribution of these movies will be offered initially to online customers in DVD format, but eventually will be distributed digitally over the Internet through secure, high speed servers.

The company is focusing its e-business on building and acquiring websites that meet the growing demands of both consumers and businesses in the categories of computer products and entertainment. The company plans to enroll thousands of online affiliates of the company, and its related nonprofit company, recycleit.org, to serve as distribution avenues for discount computer and electronic merchandise, as well as collection points for recycling of discarded computers, computer peripherals, and monitors. In exchange for becoming affiliates of the company, VAR's receive two major benefits:

First, VAR's will have daily, online access to discount inventory from all major computer, monitor, and electronics manufacturers, which they currently do not receive. This discount inventory often comes with similar manufacturer's warranties as new equipment, but this inventory sells for a fraction of the price of new equipment. Therefore, the discount inventory we will provide them with access to, via our online auction, enables VAR's to benefit from higher profit margins than they currently receive on brand new equipment.

Second: Local VAR's will benefit from the increased foot traffic that will be generated for them by turning their stores into local collection points for the millions of outdated computers, keyboards, modems, and monitors. With donated equipment going to recycleit.org, a related nonprofit entity, the donors will receive tax benefits from otherwise useless and outdated computer equipment.

Company management predicts that its website affiliate programs will motivate small business users two ways. First, by allowing them to share in revenues generated by the recycling of equipment brought into their facilities, while also giving them access to computer equipment inventory from manufacturers at discount prices. This e-business model, coupled with the company's ability to provide users with a large inventory of discount products and daily prize giveaways, will encourage business users to visit company auction sites daily to both do business and be entertained.

INVESTMENT HIGHLIGHTS

Due to the capital intensive nature of rapidly growing Internet companies, management expects to need to raise additional funds in future offerings to fund its growth, to develop new or enhance existing services, and to acquire complementary products, businesses, or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced and such securities may have rights, preferences, or privileges senior to those of our existing stockholders. If adequate funds are not available or are not available on acceptable terms, the company's ability to fund its expansion, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.

Management is currently negotiating a private placement of equity funding with accredited and institutional investors, which it believes will enable it to continue additional website development, and provide enough working capital to fund operations for the next 12 months.

This capital will be used to hire additional staff, expand national marketing and branding promotions for the company's websites, and to make acquisitions that will strengthen the company's growing network of web properties.


PRODUCTS AND MARKET

ATI Networks developers and engineers have previously developed the following products:

*TallyVotes.com - This site enables webmasters around the globe to quickly compose a survey, or election, on their website using the tallyvotes.com template and voting server. Webmasters around the world can implement and use the company's voting engine for free, to do in minutes what would normally take webmaster/ programmers weeks to create from scratch. Millions of websites around the globe can use the company's voting engine to implement online voting, or create surveys, on their own websites in minutes.

*LotsofStuff.com - a portal site that enables its users to have direct access to the latest search engine technology and destinations on the web. This website provides a portal to art and computer product auctions, news, real estate, weather, sports, sweepstakes, free lotteries, games, and virtual tours of countries all over the globe.

*ArtGems.com - Internet website property known on the web as artgems.com, this website provides viewers with access to a large inventory of art and a live auction environment. Digital pictures of the inventory may be viewed and multiple bids can be made on multiple items by anyone logged onto the site. The Company currently has Internet marketing rights to art inventory with three nationally known artists.

*Landnet.com - Internet website property known on the web as landnet.com, this site features information about the latest NASA space launch with real-time NASA reports and pictures. The site also provides information about the Company's GPS tracking and wireless communications technology and products.

*aRealGem.com - Internet website property known on the web as arealgem.com, the site enables Timeshare property buyers and sellers around the world to connect with each other. Visitors to the site may view and search for available properties for sale in 70 countries. Visitors may list their property for sale, submit photos or video files using easy online instructions. The website is available for viewing and use by 70 million users of the Internet. The site allows users to post and view listings for free.

* NavQuest - Comprehensive mapping and routing software product on CD-Rom. NavQuest includes most U.S. and Canadian streets and highways, advance routing features, optional GPS tracking capabilities, city and address search features, and a database of thousands of attractions and points of interest. This product was sold to JetDisc.com.

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

* JetDisc and JetDisc.com - JetDisc is a web-enabled CDROM that millions of airline passengers will view each month. The JetDisc and its website, JetDisc.com are unique advertising tools that are used to showcase the latest products, technologies, upcoming movies, and promotional giveaway offers on behalf of its sponsors. ATI Networks plans to promote its web properties each month by offering premium incentives such as frequent flyer miles and prizes for travelers that visit the company websites and register as a customer.

ELECTRONIC COMMERCE

According to statistics from IDC, over 50% of all households in the US own a computer. Many of these same households own more than one. Globally, the number of new computers and monitors shipped will exceed 100 million units each in 1999, and is expected to grow to over 150 million units each for the calendar year, 2002.

According to a recent survey by Zona Research regarding the habits of online retail shoppers, it was found that 93% of these buyers spend between $25 and $249 when purchasing products online. However, the average business to business transactions are considerably higher. The Internet has provided a low cost medium to reach the global audience. Despite the rapid proliferation of websites, management believes an excellent business opportunity exists for the company to create the leading "central meeting place on the web" for both businesses and the public to benefit.

GROWTH OF THE INTERNET AND ONLINE COMMERCE

The Internet Today: A Quick Overview
Consider the following examples of the extraordinary power of the Internet.

It took radio 37 years to get to 50,000,000 listeners.
It took television 13 years to get to 50,000,000 viewers.
It took the Internet a mere 4 years to get to 50,000,000 users.

At the end of 1999 that number had grown to over 150 million, and it is now estimated by some analysts that by year-end 2002 the Internet population will grow to a staggering one billion online users, or one out of every five people on the planet.

According to a recent report on customer buying habits conducted by Forrester Research, computer products and entertainment were respectively, the number one and number three leading product categories consumers prefer to buy over the Internet. It is predicted by all major market forecasters that this trend will continue over the next decade at growth rates that exceed 50% per year.

COMPETITION

The company has some competition from many online resellers of new and used computer equipment. However, company management believes it can continue to build a rapidly growing base of new customers and new member/affiliates, by combining the largest selection of products, with the best prices on the Internet for the discount products the company offers. Additionally, it will be the only exchange organization in the US that is able to receive and responsibly recycle outdated computer equipment, so the company will be the leader in providing this online exchange service on the web.

The online market is characterized by rapidly changing technologies, frequent new product, and service introductions, and evolving industry standards. The recent growth of the Internet and intense competition compound these market characteristics. To achieve our goals, we need to effectively integrate the various software programs and tools required to enhance and improve our Internet websites, and to effectively manage the growth of our online business. The company is prepared to manage this growth with a team of management people with prior successful experience in building high volume, scaleable network systems.

Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our web based services. In addition, future site enhancements must meet the requirements of both current and future users, and must achieve significant market acceptance. We believe that providing entertaining websites will enhance the value of the ATI Networks community of websites, to the people and businesses coming to our sites. Since the company's marketing efforts will be focused on rapidly creating high traffic sites, building brand name awareness, and rapidly building a network of affiliates, we believe it is imperative for website visitors to have a positive experience each time they reach one of our sites. Our focus on site quality and access speed will enhance our visitors' experience by combining efficient ways of conducting e-commerce with entertaining, web-based diversions, to meet the needs of a vibrant online community.

CUSTOMERS

The customer base of website commerce is unlimited in scope and numbers. Some of the companies currently contracted as advertisers include the following:

Sony
Alta Vista
Discover Card
Essential.com
Hewlett Packard Dell
Mortgageit.com
RocketLinks.com GM
BellSouth Local
American Family
Wells Fargo Online
Intelihealth.com
Smartgroups
Healthcentral
Predict It
Washington Post
EZPrints.com
BargainBid.com
Food.com
VarsityBooks
Enonymous.com
Office Click
Hot Office
Sweepstakes
BOTWEB
Mediaworks
eCampus
Shop Center
CGU,
Corvette Cars
Credit Counselor's
Office.com
Overstock.com
BizBuyer
eMD.com
Demasiado
Smart Portfolio
PetSmart
HealthExtras.com
Domini Social Investments
Hotbar.com
CarSmart
FirstSource
Sweeps
Computer Learning Centers
TradeCenter
Discovery Online Health
MentorLabs
VarsityBooks
Nedudomains
i-motors
Petfooddirect.com
Instant Ship
Passagen
How2.com / Cuervo
Medical Web
Bonzi99
AARP
GE Warranty
Brother Corp
TreeLoot
I Point
US West
Three Stooges
Enginehouse
Self- Test Software
Jones International University
Open Auto
Travelbreak.com
Boca Research
PNC Bank
USWest Local
BingoDabber
Playboy Enterprises
Loyalty ECM
Ford Outfitters
Boombots
Homepage
AnyLoan
Providian
PAR
BOTWEB
EntryPoint
Mr Jet
DW - Quickflight
Desktop
MSN
Banca Fideuram
Dash
bikeshop.com
eproject
VideoProfessor
Timedance
Storerunner
Stockwinners.com
Pier House Resort A
Letstalk
Entrepreneur.com
IPSOS - ASI
Coke
Treeway
iMotors
Wildjack Casino
Furniture Online
Career Engine
PureTec


EMPLOYEES

Operations		       6
Clerical		         2
Administrative	    2
Technical         	2

None of the Company's employees are subject to collective bargaining agreements and the Company considers its relations with its employees to be excellent.


COPYRIGHTS/PATENTS

The Company owns the Copyrights and Trademarks for LogiTrak and plans to acquire the rights to certain websites. Intellectual property and trademark protection is an integral part of the corporate strategy to maximize exclusivity and legally protect ownership of the Company's proprietary technology properties in the marketplace.

None of the Company's business, products, or properties are subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies.

INSURANCE

The Company maintains director and officer ("D&O") liability insurance on a claims made basis for all of its current officers and directors. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will continue to be available in adequate amounts at a reasonable cost.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date 12-31-99.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive, regulatory and market conditions, which are difficult to predict accurately and many of which are beyond the control of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

The following tabulates certain information with respect to the lease currently executed between the Company and the Leaseholder.


            					   Square	Monthly		Lease
Location			        	Footage	Rental		Lessor

Executive Offices			2,500		$600.00		Wisconsin Lumber Co.
460 Cedar Street
Fond du Lac, WI
54935

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending, although one material proceeding is known by management of the Company to be contemplated, which, if begun and decided against the company, could have an adverse effect on shareholders. However, management believes this issue will be resolved prior to any adverse decision against the company.

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

The last reported sale price of the Common Stock on December 31, 1999 was
0.6875 per share. The company's stock traded from a high in 1999 of $2.125 per share. The number of known shareholders of the Company's Common Stock was approximately one hundred forty (140) on December 31, 1999.

Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

As reflected in the price quotations above, there have been significant price fluctuations in the Company's Common Stock. Factors that may cause or can cause market prices to fluctuate include any purchase or sale of a significant number of securities during a relatively short time period, quarterly fluctuations in results of operations, announcements of new facilities, issuance of additional securities, registration of securities and entrance of such securities into the public float, market conditions specific to the Company's industry, short sales by market makers and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market place for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be related to the operating performance of the Company, may adversely affect the price of the Common Stock.


DESCRIPTION OF SECURITIES

The authorized capital stock of ATI Networks, Inc. consists of twenty million 20,000,000)voting shares of Series A Common Stock, no par value, of which 3,233,030 shares were outstanding on December 31, 1999, 20 million (20,000,000) non-voting shares of Series B Common Stock, no par value, of which no shares were outstanding on December 31, 1999, and 20 million, (20,000,000)Series A Convertible Preferred Shares, with a par value of $100 per share, of which no shares were outstanding on December 31, 1999.

Holders of ATI Networks, Inc. Common Stock are entitled to one vote per share on all matters submitted to any vote of stockholders. Cumulative voting for the election of directors is not permitted and therefore the holders of a majority of the shares of ATI Networks, Inc. Common Stock will be able to elect all of the directors. The ATI Networks, Inc. Common Stock does not have preemptive rights and is not convertible, redeemable or assessable.

The holders of ATI Networks, Inc. Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. See Dividends on ATI Networks, inc. Common Stock below. Upon liquidation or dissolution, holders of ATI Networks, Inc. Common Stock are entitled to share ratable in all net assets available for distribution to stockholders.

RESTRICTIONS OF TRANSFER

Shares of ATI Networks, Inc. Common Stock held by non-affiliate ATI, Inc.'s stockholders will be freely transferable, except for shares held by persons who may be deemed to be "affiliates" of ATI Networks, Inc. under the Securities Act of 1933, as amended (the "Securities Act"). Persons who may be deemed to be affiliates of ATI Networks, Inc. generally include individuals or entities that control, are controlled by, or are under common control with ATI Networks, Inc. and may include certain of the Securities Act, such exemptions afforded by Section 4(1) or Rule 701 of the Securities Act or Rule 144 thereunder.

DIVIDENDS ON ATI NETWORKS, INC. COMMON STOCK

ATI Networks, Inc. does not intend to pay any dividends in the foreseeable future and will follow a policy of retaining its earnings for use in its operations. In addition, under its proposed loan agreement, ATI Networks, Inc. will be prohibited from paying cash dividends without prior approval of its lender banks.

TRANSFER AGENTS

The transfer agent for the ATI Networks, Inc. Common Stock is American Securities Transfer, Inc., whose address is 12039 W. Alameda Parkway, Suite Z-2, Lakewood, Colorado 80228 and whose telephone number is
(303) 986-5400.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements thereto.

During the year 1999, the Company focused its development efforts on creating new Internet content, e-commerce sites, and enhancing its Internet marketing and branding partnerships. Existing website technologies were upgraded and the new ReCycleIt website development was initiated. Strategic business alliances for the websites were arranged. NavQuest was sold to a private start-up firm, JetDisc.com, Inc. The Company continued development of the wireless communications products group and completed the new related Internet informational database website. LogiTrak is currently owned by ATI Networks and will be sold to third parties under long-term licensing agreements.

The software and Internet industries are extremely competitive and dynamic. The Company and its products have received positive exposure in the national media, and is now poised to fully implement its marketing and branding plan. The growth of the Internet as a distribution medium for software and information has greatly expanded the global market for the Company's core products, while at the same time created new opportunities for the Company to create and sell variations of both its products and the products of others from the company's websites.

Like many early stage technology companies, much of the Company's assets are intangible assets such as copyrights, trademarks, and its proprietary technologies.


ITEM 8.  FINANCIAL STATEMENTS

The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Mr. Thomas previously served as Vice President of Marketing for Entrepreneur Magazine and MET-Rx. At MET-Rx USA, he conceptualized and engineered the production of radio, print and TV ad campaigns to create demand for retail distribution of the company's products. Over a three year period, using his direct response ads to increase demand for the company's products, annual sales grew from $7.2 million to over $65 million. While with Entrepreneur Magazine, he was the leading executive responsible for the sale of over 200 "how-to" business start-up and operations manuals, the company's subscription and news stand sales, as well as trade shows, and business seminars.

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


DIRECTORS OF THE COMPANY

Number of Directors:

All Officers above serve as Directors. In addition Dr. William Sybesma serves as a Director. Lawrence Bestor and Steven Sorenson have served on the Board since the inception of the company. Dr. Sybesma was added to the board in 1998.

Name:				Dr. William Sybesma
Age:				51
Title:			Director
Home Street Address:
865 Mullen Drive
Fond du Lac, WI 54935
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

In 1999, Mr. Bestor was the co-founder of two other companies, JetDisc.com, an advertising media company, and Emerald Point Development, a real estate development company. Dr. Sybesma and Mr. Sorenson are also co-founders of JetDisc.com.


COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following material contains information concerning the directors, including their recent employment, positions with the Company, other directorships and age as of the date of this Form 10-KSB.

						CAPACITY
NAME			         	AGE		     WHICH SERVED		OFFICER SINCE

Lawrence Bestor		47	     	Chairman				1998
460 Cedar Street				      CEO and President
Fond du Lac, WI
54935

Blade Thomas		   46	      Vice President			1998
460 Cedar Street				      Marketing
Fond du Lac, WI
54935

Steven Sorenson		47		     Secretary, 				1998
460 Cedar Street				      (Director since 1998)
Fond du Lac, WI
54935

William Sybesma		51		     Director				1998
460 Cedar Street
Fond du Lac, WI 54935


Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. There are currently vacancies on the board of directors. The Board is seeking qualified nominees to fill vacancies. Officers are appointed by and serve at the discretion of the Board of Directors.

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission and the company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file, or late filing, of such reports. Based solely on the Company's review of Forms 3, 4 and 5, and amendments thereto furnished to the Company and written representations with respect to filing of such forms, the Company is aware that all Forms have been filed timely to date.

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

The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charge by the independent auditors. The Audit Committee will report to the Board of Directors with respect to such matters and recommends the selection of independent auditors.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

__________________________________________Long Term Compensation
Annual Compensation				Awards
Payouts______
(a)			(b)	  (c)	   (d)	  (e) 	(f)     (g)     (h)    (i)
							 Other    Restricted
Name and						 Annual   Stock	  	   LTIP  Other
Principal						 Comp.    Award(s)  Opt.  P/outs Comp.
Position		Year	 Salary  Bonus ($)  ($)	     ($)      SARs(#)   ($)     ($)

Larry Bestor	1999	$75,000
460 Cedar St.
Fond du Lac, WI

Blade Thomas	1998	$ 5,000			    10,000
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

The Company has a profit sharing program for the benefit of its directors, officers and other employees. The Board of Directors may recommend one or more such programs for adoption in the future. The company also has an Employee Stock Option Program(ESOP), which awards stock options to employees at the will of the President and CEO.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of December 31, 1999 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

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


                 			       Shares of ATI Networks
                       				Common Stock
			                       	Beneficially Owned			Percent
Name and			                as of the 12-31-99			of
Address			                 Record Date        		Class

Lawrence Bestor		           956,640		         			30%
460 Cedar Street
Fond du Lac, WI 54935

Oshkosh Truck Corp.        	600,000				         	19%
2307 Oregon Street.
Oshkosh, WI 54901

Floyd Skeins		              400,000			         		12%
4179 Brentwood Park Circle
Tampa, FL  33624

Susan Bestor	              	190,000		         			 6%
460 Cedar Street
Fond du Lac, WI 54935

William Sybesma		            80,000		         			2.5%
460 Cedar Street
Fond du Lac, WI 54935

Steven Sorenson	           	 22,000		         			0.7%
460 Cedar Street
Fond du Lac, WI 54935

Blade Thomas	              	 10,000		         			0.3%
460 Cedar Street
Fond du Lac, WI 54935



All Directors and Officers
As a Group		              1,068,640		         			33%


The transactions described below were fair and reasonable to the Company on the basis that such transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

(a) The number of shares subject to issuance under presently outstanding stock purchase agreements, stock options, warrants or rights: 7,314,000 shares (67% of total shares to be outstanding after the completion of the offering if all securities sold, assuming exercise of options and conversion of convertible securities). Indicate which have been approved by shareholders. State expiration dates, exercise prices and other basic terms for these securities:

Year of Expiration		Exercise Price		    Number of Shares

   2004				                 $0.10			       6,176,000
   2004				                 $1.00			         142,000
   2004				                 $2.5	 		         112,000
   2005				                 $2.50			         640,000
   2006              				   $5.00			         143,000
   2007				                 $5.00			         101,000

(b) Number of common shares subject to issuance under existing stock purchase or option plans but not yet covered by outstanding purchase agreements, options or warrants: 647,000 shares.

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


IV. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

EXHIBIT NO.		DOCUMENT

	*3.1			Articles of Incorporation of the Company, as amended;

	*3.2			Bylaws of the Company, as amended;

	*23.1			Law Offices of Mark T. , Consent of Counsel

	*23.2			Consent of Schenck and Associates, independent certified
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

The Chief Executive Officer signing this form is hereby certifying that the financial statements submitted fairly state the Company's financial position and results of operations, or receipts and disbursements, as of the dates and period(s) indicated, all in accordance with generally accepted accounting principles consistently applied (except as stated in the notes thereto) and (with respect to year-end figures) including all adjustments necessary for fair presentation under the circumstances.


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Chief Executive Officer/Director			Secretary/Director

/s/  Lawrence Bestor					/s/ Steven Sorenson

Lawrence Bestor						Steven Sorenson

Director

/s/  Dr. William Sybesma

Dr. William Sybesma


FINANCIAL STATEMENTS

December 31, 1998 and December 31, 1999

TABLE OF CONTENTS

FINANCIAL STATEMENTS

	Balance Sheets					F- (2-3)

	Statements of Operations			F- (4-5)

	Statements of Stockholders' Equity		F - 6

	Statements of Cash Flows			F - (7-8)

BALANCE SHEETS
December 31, 1999 and December 31, 1998

ASSETS

                                 									1999			   1998
Current assets
Cash and cash equivalents			       	$    1,001			 14,814
Accounts receivable allowance			   	    70,000			566,833
Inventories			             		      	       895			 10,084
Prepaid Expenses				    	                2,246			  2,850
Total Current Assets			    	            74,142			594,581

Property and equipment
Office furniture and equipment	            81,982 		 80,635
Less accumulated depreciation	   	   	    (55,444)  (45,815)
Net property and equipment		    	          26,538 		 34,820
Other Assets	    				                     111,832			264,490
Capitalized software development cost	  $ 212,512	  517,741


F-3

LIABILITIES AND STOCKHOLDERS' EQUITY

                                   									1999			   1998
Current liabilities
Note payable				     		                   269,602		200,238
Current maturities of long-term debt	     	 6,357	        2,524
Accounts payable				                     		23,240		 19,747
Accrued liabilities			                    147,135		 89,918
Deferred revenue						    		               52,416
Total current liabilities		     	   	     442,566		362,319

Long-term debt, less current maturities	       				  6,727
Total Liabilities			           	   		     442,566		369,046
Stockholders equity
Common stock, no par value	      			    1,151,135	    1,168,391
Accumulated deficit					               (1,079,600)         (775,122)
Unrealized loss on investments						      (16,800)
Treasury Stock			  			                   	(35,000)          (35,000)
Stock Subscribed			 						               	500,000
Net Income	     						                   (270,357)         (333,424)
Total Stockholders' Equity	      			     (233,822)         	524,845


F - 4

ATI, NETWORKS, INC.

STATEMENTS OF OPERATIONS
Years Ended December 31, 1999 and 1998

                               									1999		          1998

Total Revenues	            					$      82,743	        99,404

Cost of sales	             				     	  8,714		  17,597

Operating expenses
Amortization of capitalized software
development costs		           		   			153,998	     	 162,120
Research and development expenses   		 27,230	        15,683
Sales and marketing expenses			     		 24,504	        31,228
General and administrative expenses	   96,319        172,387
Depreciation expense				      	        12,300	         9,720
Net Operating Income (Loss) from Operations	     (240,322)	     (309,331)
Other income (expenses)
Gain/Loss on sale of investment securities		    100		(15,953)
Dividend and interest income				           72               238
Miscellaneous income/expense			         	    (52)		    (30)
Interest expense		     			            (29,887)	       (7,880)
Other income (expense), net           (29,767)          (23,625)
Loss before income taxes             (270,089)         (332,981)
Net loss					$                       (270,089)         (332,981)


F - 5

ATI NETWORKS, INC.

Statements of Operations, continued
Years Ended December 31, 1999 and 1998
                           									  1999	         1998
Net Loss	    				$       	        	(270,089)	    (332,981)
Net loss per share	    				 	       (0.08)	       (0.10)

Weighted - average number of
common shares outstanding			       	3,233,030       3,184,357


F - 6

ATI  NETWORKS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1999 and 1998

                  	Common     Stock	   Accumulated   Loss on
			               	Shares     Amount    Deficit	     Investments	   Total
Balance,
December 31, 1998 3,010,340   1,167,391  (1,108,106)	   -	        42,485
Issuance of
common Stock	       222,690    (16,256)	-	         -             (16,256)
Repurchase of
common Stock	      -		-		-		   -		  -
Unrealized loss
on investments	     -	 	-	               (270,089)		            (270,089)

Balance,December 31, 1999
                 3,233,030   1,151,135  (1,378,195)      -	   (1,378,195)


F - 7

ATI Networks, Inc.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999 and 1998

							                        1999                  1998
Operating activities
 Net loss						               (270,357)		    (333,424)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization			         168,246			171,840
Loss on sale of property and equipment		      -		         -
Loss on sale of investment securities		      -                    -
Provision for losses on accounts receivable		    			(4,015)
Deferred revenue changes			          52,416
Decrease (increase) in:
Accounts receivable		         		   496,675		     (558,720)
Inventories			              	   (8,135)	                  34
Prepaid expenses							    -
Other 				         	            57,224	    	        84,318
Increase (decrease) in:
Accounts payable			           			4,527	  	         4,906
Accrued liabilities		            		(604)	      	   (931)
Net cash provided by (used for)
 		operating activities		          412,638   	     (634,198)
Investing activities
Purchase of property and equipment		          (7,312)			 (5,763)
Purchase of investment securities		              			(20,000)
    available for sale
Proceeds from sale of investment securities     -			          -
    available for sale
 Capitalized software development costs	          (1,340)            (274,640)

Net cash used for investing activities	          (8,652)  		(25,763)
Financing activities
     Proceeds from issuance of note payable          71,273 	       200,238
	and long-term debt
     Retirement of note payable and long-term debt      -			   -
     Proceeds from sale of common stock		     10,075		       563,800
     Purchase of common stock
     Deferred Revenue					    (52,416)
 Net cash provided by financing activities	    115,002    		 657,943


F - 8

ATI NETWORKS, INC.

Statements of Cash Flows,  continued

Years Ended December 31, 1999 and 1998


								1999			1998
Cash and cash equivalents
Net increase (decrease)		                  1,001		 (10,125)
Beginning of year          				         (14,814)		 (24,939)
End of year					                        (13,813)		  14,814