Form 10KSB/A
period 1999-12-31
ATI NETWORKS INC /CO/
filed 2000-05-08
CIK 835951

FORM 10-KSB/A
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  $ 50,717

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

It has also established banner advertising contracts with Flycast Communications/Engage, both CMGI companies, and Cable, Print, News Media, a consortium of 70 magazines and over 200 websites partnered with the company in building its online brands. The company is positioning itself to become a leading community of engaging destination websites that enable business to business, e-tail commerce, and entertainment.

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

The company's next generation websites combine the latest database, search engine, language translation, and e-commerce technologies to link manufacturers to VAR's, businesses to businesses, and manufacturers with the general public. Although the majority of the company's initial ecommerce sales were done in the US, the company has planned the growth of the business to enable it to do business around the globe, 24 hours a day, 7 days per week. A nonprofit organization partner, recycleit.org, will provide businesses and individuals with an environmentally friendly, and tax deductible process to dispose of old computer equipment such as computers, monitors, and keyboards.


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

The Internet has provided a low cost medium to reach the global audience. Despite the rapid proliferation of websites, there is currently no company specifically focused as we have envisioned and described here. Management believes an excellent business opportunity exists for the company to create the leading "central meeting place on the web" for both businesses and the public to benefit from the purchase of discount products and the disposal of outdated products through its nonprofit sister organization, the RecycleIt.org network.

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

CUSTOMERS

The customer base of website commerce is unlimited in scope and numbers. Some of the companies currently contracted as advertisers include the following:

Sony
Alta Vista
Discover Card
Essential.com
Hewlett Packard
Dell
Mortgageit.com
RocketLinks.com GM
BellSouth Local
American Family
Wells Fargo Online
Intelihealth.com
Smartgroups
Healthcentral
Predict It
Washington Post
EZPrints.com
BargainBid.com
Food.com
VarsityBooks
Enonymous.com
Office Click
Hot Office
Sweepstakes
BOTWEB
Mediaworks
eCampus
Shop Center
CGU
Corvette Cars
Credit Counselor's
Office.com
Overstock.com
BizBuyer
eMD.com
Demasiado
Smart Portfolio
PetSmart
HealthExtras.com
Domini Social Investments
Hotbar.com
CarSmart
FirstSource
Sweeps
Computer Learning Centers
TradeCenter
Discovery Online Health
MentorLabs
VarsityBooks
Nedudomains
i-motors
Petfooddirect.com
Instant Ship
Passagen
How2.com / Cuervo
Medical Web
Bonzi99
AARP
GE Warranty
Brother Corp
TreeLoot
I Point
US West
Three Stooges
Enginehouse
Self- Test Software
Jones International University
Open Auto
Travelbreak.com
Boca Research
PNC Bank
USWest Local
BingoDabber
Playboy Enterprises
Loyalty ECM
Ford Outfitters
Boombots
Homepage
AnyLoan
Providian
PAR
BOTWEB
EntryPoint
Mr Jet
DW - Quickflight
Desktop
MSN
Banca Fideuram
Dash
bikeshop.com
eproject
VideoProfessor
Timedance
Storerunner
Stockwinners.com
Pier House Resort A
Letstalk
Entrepreneur.com
Coke
Treeway
iMotors
Wildjack Casino
Furniture Online
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

As reflected in the price quotations above, there have been significant price fluctuations in the Company's Common Stock. Factors that may cause or can cause market prices to fluctuate include any purchase or sale of a significant number of securities during a relatively short time period, quarterly fluctuations in results of operations, announcements of new facilities,issuance of additional securities, registration of securities and entrance of such securities into the public float, market conditions specific to the Company's industry, short sales by market makers and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market place for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be related to the operating performance of the Company, may adversely affect the price of the Common Stock.


DESCRIPTION OF SECURITIES

The authorized capital stock of ATI Networks, Inc. consists of twenty million (20,000,000)voting shares of Series A Common Stock, no par value, of which 3,233,030 shares were outstanding on December 31, 1999, 20 million (20,000,000) non-voting shares of Series B Common Stock, no par value, of which no shares were outstanding on December 31, 1999, and 20 million, (20,000,000)Series A Convertible Preferred Shares, with a par value of $100 per share, of which no shares were outstanding on December 31, 1999.

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

ITEM 6. SELECTED FINANCIAL DATA

See Section IV. EXHIBITS AND REPORTS, Financial Data Schedule

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements thereto.

During the year 1999, the Company focused its efforts on developing new e-commerce sites, and expanding its Internet marketing and branding partnerships. Existing website technologies were upgraded, the online voting engine and server technology, TallyVotes.com, was completed, and the new ReCycleIt.org partnership and website development was initiated. Strategic business alliances for the websites were arranged. NavQuest was sold to a private start-up firm, JetDisc.com, Inc.

The Company continued development of its wireless Internet communications products group. A partnership with NASA and Lockheed's Jet Propulsion Laboratory was established, and with it the Company agreed to host a mirror website, landnet.com, for the delivery of live, up to the minute, news coverage for NASA's future space launches. This website delivered live news, audio, video, and animations of the Mars Polar Lander mission. In the future, this site will continue to provide the latest coverage of future planned space missions. The Company plans to license and sell its LogiTrak wireless communications product to third parties under long-term licensing agreements.

The software and Internet industries are extremely competitive and dynamic. The Company and its products have received positive exposure in the national media, and is now poised to fully implement its marketing and branding plan. The growth of the Internet as a distribution medium for software and information has greatly expanded the global market for the Company's core products, while at the same time created new opportunities for the Company to create and sell variations of both its products and the products of others from the company's websites. Like many early stage technology companies, much of the Company's assets are intangible assets such as copyrights, trademarks, and its proprietary Internet technologies.

The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute its advertising sales strategy, develop and market additional media properties, upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. As of December 31, 1999, the Company had an accumulated deficit of $1,572,658. There can be no assurance that revenues of the Company will increase or continue at their current level. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore, should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future.


	The Company believes that period to period comparisons of its operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance.

	As a result of the Company's extremely limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. Quarterly revenues and operating results depend substantially upon the tracking revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a number of tracking contracts could have a material adverse effect on the Company's business, results of operations or financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, results of operations and financial condition. In addition, the Company plans to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development and to develop and commercialize additional software properties. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially and adversely affected.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.


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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Chief Executive Officer:		Larry Bestor
Age:						48
Office Street Address:	460 Cedar Street
Fond du Lac, WI 54935
Telephone:					(920) 922-7030

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

Name:				Dr. William Sybesma
Age:				51
Title:			Director
Address:	460 Cedar Street
Fond du Lac, WI 54935
Telephone:			(920) 921-6363

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

						           CAPACITY
NAME			         	AGE		     WHICH SERVED
OFFICER                                           SINCE

Lawrence Bestor			47    		Chairman		             	1998
460 Cedar Street				      CEO and President
Fond du Lac, WI
54935

Blade Thomas		   46	      Vice Presiden		         1998
460 Cedar Street				      Marketing
Fond du Lac, WI
54935

Steven Sorenson		47		      Secretary  			        	1998
460 Cedar Street				      (Director since 1998)
Fond du Lac, WI
54935

William Sybesma		51		     Director			            1998
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

The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditor and to approve the audit fee charge by the independent auditors. The Audit Committee will report to the Board of Directors with respect to such matters and recommends the selection of independent auditors.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

_________________________________________
Long Term Compensation
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


                 			    Shares of ATI Networks
                       				Common Stock
			                     	Beneficially Owned
                                		              Percent
Name and		                as of the 12-31-99		 	of
Address			                 Record Date         	Class

Lawrence Bestor		           	956,640	         			30%
460 Cedar Street
Fond du Lac, WI 54935

Oshkosh Truck Corp.        		600,000			         	19%
2307 Oregon Street.
Oshkosh, WI 54901

Floyd Skeins		               400,000		         		12%
4179 Brentwood Park Circle
Tampa, FL  33624

Susan Bestor	              	190,000	         		   6%
460 Cedar Street
Fond du Lac, WI 54935

William Sybesma		            80,000	         			2.5%
460 Cedar Street
Fond du Lac, WI 54935

Martina Jane Sybesma         80,000             2.5%
460 Cedar Street
Fond du Lac, WI  54935

Steven Sorenson	           	 	22,000	         		0.7%
460 Cedar Street
Fond du Lac, WI 54935

Blade Thomas	              	 10,000	         			0.3%
460 Cedar Street
Fond du Lac, WI 54935


All Directors and Officers
As a Group		              1,148,640         			33%


The transactions described below were fair and reasonable to the Company on the basis that such transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

The Company has a Stock Purchase and Option Plan ("Plan") under which it has granted stock options and warrants to purchase common stock to employees, directors, officers, and others at various times since 1994. Options and warrants are granted at an option price per share equal to or greater than fair value at the date of grant. Generally, options granted to employees vest over a five-year period and expire 10 years after the date of grant. Canceled options are available for future grant.

The following is a summary of stock option plan activity for the years ended December 31, 1999 and 1998:
         		        1999			            	1998

Shares:
Granted	           5,000          	   5,000
Exercised	      (146,590)    	      (20,000)
Canceled	            -       		    	(76,000)

December 31:
Outstanding		   6,803,410			      6,945,000
Exercisable		   6,077,010			      5,407,200

Average exercise price per share
Granted		           $1.00          			$5.00
Exercised		          0.10		         		$0.10
Canceled		-				     $3.25

December 31:
Outstanding	       	$1.28			         	$1.26
Exercisable		       $1.25				         $1.14

Stock options outstanding at December 31, 1999 and 1998 had a range of exercise prices of $.10 to $5.00 and an average remaining contractual life of four years and five years, respectively.

Shareholder approval is not required for grants made under the Employee Stock Option Plan. Board approval is required for all other increases in capitalization. The board is currently composed of two Company officers and one non-employee shareholder representative.

All employees except the President have signed two year, non-compete agreements. The Company has an employee stock option plan that vests stock options awarded each year over a 5 year period at 20% per year.


IV. EXHIBITS AND REPORTS

(a) EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

EXHIBIT NO.		DOCUMENT

	*3.1			Articles of Incorporation of the Company, as amended;

	*3.2			Bylaws of the Company, as amended;

	*4.0			Auditors Opinion, Notes, and Financial Data Schedule

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A majority of the Directors and the Chief Executive and Financial Officers of the Company shall sign this Disclosure Document on behalf of the Company and by so doing thereby certify that each has made diligent efforts to verify the material accuracy and completeness of the information herein contained. By signing this Disclosure Document, the Chief Executive and Independent Auditors agree to make themselves, the Company's books and records, copies of any contract, lease or other document referred to in the Disclosure Document, or any other material contract or lease including stock options and employee benefit plans), except any proprietary or confidential portions thereof, and a set of the exhibits to this Disclosure Document, available upon written request, to each investor prior to the time of investment, and to respond to questions and otherwise confirm the information contained herein prior to the making of any investment by such investor.

The Chief Executive Officer signing this form is hereby certifying that the financial statements submitted fairly state the Company's financial position and results of operations, or receipts and disbursements, as of the dates and period(s) indicated, all in accordance with generally accepted accounting principles consistently applied (except as stated in the notes thereto) and with respect to year-end figures) including all adjustments necessary for fair presentation under the circumstances.

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