Form 10KSB/A
period 1999-12-31
ATI NETWORKS INC /CO/
filed 2000-05-11
CIK 835951

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

Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  $ 45,717

As of December 31,1999, 3,233,030 shares of the issuer's Common
Stock were
outstanding.
Transitional Small Business Disclosure Format:  Yes         No X
SIGNATURES

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

Chief Executive                                 Secretary/Director
Officer/Director
/s/  Lawrence Bestor                            /s/ Steven
Sorenson
Lawrence Bestor                                   Steven Sorenson

Director
/s/  Dr. William Sybesma
Dr. William Sybesma