Form 10QSB
period 2000-03-31
ATI NETWORKS INC /CO/
filed 2000-05-15
CIK 835951

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

ATI NETWORKS, INC.
COLORADO
84-1089801

460 Cedar Street
Fond du Lac, Wisconsin
54935
(920) 922-7030
(920) 922-7011 (fax)

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

Common Stock, $0 Par Value -  4,307,030 shares as of March 31, 2000.

PART I - FINANCIAL INFORMATION

ATI NETWORKS, INC.
BALANCE SHEET
AS OF MARCH 31, 2000

ASSETS

Current Assets
Cash and equivalents               $    16,579
Accounts Receivable                     15,225
Inventories at Whsl Cost                 1,342
Total Current Assets                    33,146

Property and Equipment
Equipment                               74,506
Furniture & Fixtures                     8,432
                                        82,938
Accum. Depreciation                    (59,740)
Total Property and Equipment            23,198

Other Assets
Sterling Capital Fund               10,000,000
Security Deposit                           647
Total Other Assets                  10,000,647
Total Assets                   $    10,056,991

LIABILITIES AND CAPITAL

Current Liabilities
Accounts Payable and expenses      $    45,865
Deferred Payroll                        25,833
Capital lease obligations                2,520
Line of Credit - Firstar Bank          274,470
Total Current Liabilities              348,688

Long-Term Liabilities
Capital lease obligations                2,070
Total Liabilities                      350,758

Capital
Common Stock
    Class A - 4,307,030 issued       1,329,425
    Class B - 3,000,000 reserved    10,000,000
Accumulated Deficit                 <1,613,533>
Stock subscription receivable           <9,659>
Total stockholders equity            9,706,233
Total Liabilities & Capital    $    10,056,991


ATI NETWORKS, INC.
STATEMENT OF OPERATIONS
(Unaudited)
ATI Networks, Inc.
Summary Income Statement
For the Three Months Ending March 31, 2000

                                     Quarter ending
                                     March 31, 2000

Total Revenues                               3,585

Operating Expenses
Cost of Sales                                1,193
Sales and Marketing Expense                  3,051
General And Administrative Expense          36,525
Research & Development Expense               2,827
Depreciation                                 3,000
Total Operating Expenses                    46,596
Net Operating Income (Loss)                (43,011)
Other Income (Expenses)

Interest Expense                            <2,864>
Other                                            0
Net Other Income (Expenses)                 <2,864>
Net Income (Loss) before Taxes             (45,875)
Income Tax Provision                             0
Net Income (Loss)                   $      (45,875)

Net loss per common share           $         (.01)
(basic and diluted)

Weighted average number of common
shares outstanding                       3,515,726




ATI NETWORKS, INC.
STATEMENT OF CASH FLOW
FOR THE THREE MONTHS
ENDED MARCH 31, 2000
(Unaudited)

                                           Quarter ending
                                           March 31, 2000
ATI Networks, Inc.
Statement of Cash Flow
For the three Months Ended March 31, 2000


Cash Flows from operating activities:
Net Loss                               $      (45,875)
Adjustments to reconcile net
  loss to net cash used in
  operating activities
Depreciation and Amortization                   3,000
Accounts Receivable(net)                         <225>
Inventory                                        <446>
Notes Payable-accrued interest                  4,868
Accounts Payable and accrued expenses          <3,190>
Accrued salaries - officer/stockholders        21,250
  Net cash used in operating activities       <20,618>

Cash Flows From Investing Activities:
Purchases of property and equipment              <736>

Cash Flows from Financing Activities:
Payments on Capital Lease obligations            <168>
Proceeds from Capital Stock Issuances          37,100
  Net Cash provided by Financing activities    36,932

Change in Cash and Equivalents                 15,578
Cash and Cash Equivalents, beginning of year    1,001
Cash and Cash Equivalents, end of year         16,579
Supplemental Cash Flow Information
  Cash Paid for Interest                          903

Non-Cash Investing and financing Activities
  Reduction of due from Officer/stockholder    60,000
  Issuance of capital stock by reduction in
    amount of salaries-officer                100,000



ATI Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A filed on May 11, 2000.

B.   ORGANIZATION

ATI Networks, Inc., and its wholly-owned subsidiary ATI, Inc. (the "Company"), is a U.S.-based company that is building a global e-business that can be used for business advertising, automated vehicle tracking, wireless communications, and entertainment. The principal market for the Company's products and technologies are companies seeking to advertise their products and services on these software platforms. Additional markets include companies with mobile assets, organizations requiring the wireless transfer of data and the general public.

C.   REVOLVING LINE OF CREDIT

In September 1998, the Company signed an agreement for a $250,000 line-of-credit with Firstar Bank of Wisconsin. Accrued interest and outstanding principal was due and payable September 1999. The line-of-credit is collateralized by a general business security agreement. Outstanding borrowings, including interest and other charges, under this line-of-credit amounted to $274,470 as of March 31, 2000. As of March
31, 2000 the Company is in default under the terms of the agreement. On March 30, 2000, the Company entered into an agreement with the bank consenting to a money judgment of $287,309, under which the bank consented to wait to docket and execute on the judgment until after May 31, 2000. The excess judgment, of approximately $13,000, represents late charges that management of the Company believes will be waived by the bank if the line-of-credit is repaid by May 31, 2000.


D.   NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the three months ended March 31:

                                                  2000           1999
Net loss (numerator)                         $ (45,875)    $  (68,886)
Weighted average share
     (denominator)                           3,515,726      2,597,840
Basic net loss per share                     $    (.01)    $     (.03)
Dilutive shares
     (denominator)                           3,515,726      2,597,840
Diluted net loss per share                   $    (.01)    $     (.03)

SFAS No. 128 also requires disclosure of any transaction occurring after the end of the most recent period but before issuance of the financial statements that would have materially changed the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before the end of the period. There are no such matters to record.

E.   STOCK OPTION PLAN

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

The following is a summary of stock option plan activity for the three months ended March 31, 2000:

Shares:
Granted   -
Exercised (1,044,000)
Canceled  -

March 31:
Outstanding    5,759,410
Exercisable    5,174,360

Average exercise price per share
Granted   -
Exercised $0.10
Canceled  -

March 31:
Outstanding    $1.33
Exercisable    $1.31

Stock options outstanding at March 31, 2000 had a range of exercise prices of $.10 to $5.00 and an average remaining contractual life of three years.

Options outstanding with an exercise price of $1.00 or less totaled 5,018,410, of which 4,555,210 were exercisable at March 31, 2000.
The remaining 741,000 options outstanding had a price of greater than $1.00, of which 619,150 were exercisable at March 31, 2000. The weighted-average remaining contractual life for each of these groups of options was two years and six years, respectively.

The Company has adopted the disclosure only provisions of the Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), but continues to measure compensation cost for the stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for the options granted, since the options are granted, at the discretion of the Board of Directors, at an option price per share not less than fair market value, as determined by the Board, at the date of grant.

If the Company had elected to recognize compensation expense based on the value at the grant dates with the method prescribed by SFAS 123; net loss would have been changed to the proforma amounts indicated in the table below:

For the three months ended March 31, 2000:

                                         Reported            ProForma
Net Loss                                $(45,875)            $(72,720)
Basic and diluted
earnings per share                         $(.01)               $(.02)

For the three months ended March 31, 1999:

                                         Reported            ProForma
Net Loss                                $(68,886)           $(102,411)
Basic and diluted
earnings per share                         $(.03)               $(.04)


F.   MEDIA CREDITS

On March 7, 2000, the Company received, for consideration, $10 million in estimated value of media credits from Cable Print News Media. The Company subsequently conveyed the media credits to another company, which is consolidating such media credits for potential future gain, in exchange for 10 partnership units valued at $10 million in the Sterling Capital Fund.


ITEM 1. IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date 3-31-2000.

Forward-looking statements encompass the (i) expectation that the Company can secure additional capital, (ii) continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, and (iv)success in controlling the cost of services provided and expenses as a percentage of revenues.

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

The Company and its products have received positive exposure in the national media, but thus far has lacked sufficient capital to fully implement its marketing plan. The growth of the Internet as a distribution medium for software and information has greatly expanded the global market for the Company's core products, while at the same time created new opportunities for the Company to create and sell variations of its products. It is expected that with the additional exposure of the Company and its products to the online community, that demand and traffic will continue to increase for the Company's products and websites. The Company believes continuing to expand exposure to the online community is a must to creating brand name recognition, while partnering and distribution contracts are expanded. Company management expects to see significant growth in its future sales figures as awareness of the company's products expands. However, to create and maintain mindshare of the Company's products in the mind of the public requires an increase in marketing and sales related expenses. The ability of the company to survive will require additional capital in 2000 to fund operations until profitability is reached. As the company expands the awareness of its Internet websites, it is expected that the increased use of its online auction sites will impact positively on the company's net profits throughout 2000.

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

PART II - OTHER INFORMATION

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


BUSINESS SUMMARY

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

The company has created a website, www.tallyvotes.com that enables webmasters around the globe to quickly compose a survey, or election, on their website using the tallyvotes.com template and voting server. Webmasters around the world can implement and use the company's voting engine for free, to do in minutes what would normally take webmaster/programmers weeks to create from scratch. Imagine the future of online voting, a worldwide need that will increase voter turnout, while expanding democracy around the globe. Millions of websites around the globe that can use the company's voting engine to implement online voting, or create surveys, on their own websites in 15 minutes or less. Analysts have estimated the future of online voting to evolve into an estimated $10 billion per year business.

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

According to statistics from IDC, over 50% of all households in the US own a computer. Many of these same households own more than one. Globally, the number of new computers and monitors shipped exceeded 100 million units each in 1999, and is expected to grow to over 150 million units each for the calendar year, 2002. The continued growth in the demand of new computers has created closets and warehouses full of old computers, which has created a tremendous need for businesses and individuals to dispose of this outdated equipment. A recent USA Today feature story focused on the growing problem of disposing of this old equipment in a responsible way, and the need for an organized system of recycling. Since it is illegal in many states to dispose of computer monitors and other electronic equipment that contains hazardous material in landfills, it is obvious that the need for environmentally responsible recycling of outdated computer equipment will only increase in the coming decade. The company offers a viable and economical solution to this growing problem.

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

* LogiTrak - Map Based Tracking and Messaging via the Internet - A Windows 95 software application for communicating with, and viewing the locations of, multiple wireless devices from a remote PC via the Internet. Two- way messages can be quickly transmitted and received through a graphic interface utilizing GPS satellites, communications satellites, and the Internet. The market for this product includes most transportation companies and over 100 million existing cellular telephone users. The ever-increasing demand for tracking and wireless communications generates tremendous future potential for LogiTrak.

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

ELECTRONIC COMMERCE

According to statistics from IDC, over 50% of all households in the US own a computer. Many of these same households own more than one. Globally, the number of new computers and monitors shipped exceeded 100 million units each in 1999, and is expected to grow to over 150 million units each for the calendar year, 2002.

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

CUSTOMERS

The customer base of website commerce is unlimited in scope and numbers. Some of the companies currently contracted as advertisers include the following:

Sony
Alta Vista
Discover Card
Essential.com
Hewlett Packard
Dell
Mortgageit.com
RocketLinks.com
GM
BellSouth
American Family
Wells Fargo Online
Intelihealth.com
Smartgroups
Healthcentral
Predict It
Washington Post
EZPrints.com
BargainBid.com
Food.com
VarsityBooks
Enonymous.com
Office Click
Hot Office
Sweepstakes
BOTWEB
Mediaworks
eCampus
Shop Center
CGU
Corvette Cars
Credit Counselor's
Office.com
Overstock.com
BizBuyer
eMD.com
Demasiado
Smart Portfolio
PetSmart
HealthExtras.com
Domini Social Investments
Hotbar.com
CarSmart
FirstSource
Sweeps
Computer Learning Centers
TradeCenter
Discovery Online Health
MentorLabs
VarsityBooks
Nedudomains
i-motors
Petfooddirect.com
Instant Ship
Passagen
How2.com / Cuervo
Medical Web
Bonzi99
AARP
GE Warranty
Brother Corp
TreeLoot
I Point
US West
Three Stooges
Enginehouse
Self- Test Software
Jones International University
Open Auto
Travelbreak.com
Boca Research
PNC Bank
USWest Local
BingoDabber
Playboy Enterprises
Loyalty ECM
Ford Outfitters
Boombots
Homepage
AnyLoan
Providian
PAR
BOTWEB
EntryPoint
Mr Jet
DW - Quickflight
Desktop
MSN
Banca Fideuram
Dash
bikeshop.com
eproject
VideoProfessor
Timedance
Storerunner
Stockwinners.com
Pier House Resort A
Letstalk
Entrepreneur.com
Coke
Treeway
iMotors
Wildjack Casino
Furniture Online
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

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date 3-31-2000.

Forward-looking statements encompass the (i) expectation that the Company can secure additional capital, (ii) continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, and (iv)success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

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

                                      Square  Monthly
Location                             Footage   Rental
Lessor

Executive Offices                      2,500     $600
Wisconsin Lumber Co.
460 Cedar Street
Fond du Lac, WI
54935

ITEM 3.  LEGAL PROCEEDINGS

One material proceeding is pending against the Company, which could have an adverse effect on shareholders. However, management believes this issue may be resolved prior to any adverse action against the company. Additionally, their was a claim entered in first quarter against the company by a disgruntled former employee for $25,000 in first quarter. The Company refutes the claim and is considering an appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been limited trading in ATI Networks, Inc. Common Stock,and there can be no assurance that an active trading market will develop or be sustained. Provided a trading market does develop in the future, the market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, governmental regulatory action, developments with respect to patents or proprietary rights and general market conditions. The Company plans to be listed on Standard and Poor's Standard Corporation Description and Records.

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

ITEM 6. SELECTED FINANCIAL DATA

See Section IV. EXHIBITS AND REPORTS, Financial Data Schedule

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2000, the company engaged the services of a new accounting firm, Hoffman, Morrison, and Fitzgerald, P.C. as its independent certifying accountants.

The decision to change auditing firms was accepted by the Company's audit committee. In connection with the Former Auditor's audit of the fiscal years ended Dec. 31, 1996 and Dec. 31, 1997, (i) there were no disagreements on any matters of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Auditors would have caused them to make reference thereto in their report and (ii) there were no reportable events as defined in paragraph 304(a)(1)(v) of Regulation S-K. The decision was mutually agreed upon by the Company and the Former Auditors as a result of ATI Networks' change from a private to a public company, and the subsequent need for an accounting firm with expertise in the area of SEC auditing requirements.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATI NETWORKS, INC.
Registrant

May 12, 2000

/s/  Lawrence Bestor
Lawrence Bestor
Chief Executive Officer/Director

/s/ Steven Sorenson
Steven Sorenson
Secretary/ Director