Form 10QSB
period 2000-06-30
ATI NETWORKS INC /CO/
filed 2000-08-04
CIK 835951

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Common Stock, $0 Par Value -
4,412,630 shares as of June 30, 2000.



PART I - FINANCIAL INFORMATION

ATI NETWORKS, INC.
BALANCE SHEET
AS OF JUNE 30, 2000

ASSETS

Current Assets
Cash and equivalents               $     5,888
Sterling Capital Fund               10,000,000
Accounts Receivable                     15,000

Inventories at Whsl Cost                 1,342

Prepaid Expense                                (335)

Security Deposit                           647

Total Current Assets                10,022,542

Property and Equipment                  83,454
Accum. Depreciation
(62,740)
Total Property and Equipment            20,714

Total Assets                   $    10,043,256



LIABILITIES AND CAPITAL

Current Liabilities
Accounts Payable                        24,672
Accrued Expenses                        25,763
Deferred Payroll                        47,518
Line of Credit - Firstar Bank          124,470
Total Current Liabilities              222,423

Long-Term Liabilities
Notes Payable                          172,897

Total Liabilities                      395,320

Capital
Common Stock
    Class A - 4,412,630 issued       1,365,424
    Class B - 3,000,000 reserved    10,000,000
Accumulated Deficit                 <1,567,659>
Stock subscription receivable           <9,659>
Total stockholders equity            9,647,936
Net income                           <140,170>
Total Liabilities & Capital    $    10,043,256



ATI NETWORKS, INC.

STATEMENT OF OPERATIONS (Unaudited)

ATI Networks, Inc. Summary Income Statement
For the Three Months Ending June 30, 2000

Total Revenues                                 306
Operating Expenses
Cost of Sales                                1,376
Sales and Marketing Expense                 11,510
General And Administrative Expense          71,227
Research & Development Expense               5,315
Depreciation                                 3,000
Total Operating Expenses                    91,052
Net Operating Income (Loss)                (92,122)
Other Income (Expenses)

Interest Expense                            <2,094>
Other                                            0
Net Other Income (Expenses)                 <2,094>
Net Income (Loss) before Taxes             (94,216)
Income Tax Provision                            80
Net Income (Loss)                   $      (94,296)


Net loss per common share           $         (.01)
(basic and diluted)
Weighted average number of common shares outstanding
4,412,630


ATI NETWORKS, INC.
STATEMENT OF CASH FLOW FOR THE THREE MONTHS

ENDED JUNE 30, 2000 (Unaudited)

ATI Networks, Inc.
Statement of Cash Flow
For the three Months Ended June 30, 2000


Cash Flows from operating activities:
Net Loss                               $      <94,296>
Adjustments to reconcile net
  loss to net cash used in
  operating activities
Depreciation and Amortization                   3,000
Accounts Receivable(net)                          225
Inventory                                        <335>
Line of Credit                               <150,000>
Accounts Payable and accrued expenses           5,710
Accrued salaries - officer/stockholders        20,347
  Net cash used in operating activities      <214,482>

Cash Flows From Investing Activities:
Purchases of property and equipment              <515>

Cash Flows from Financing Activities:
Note Payable                                 <170,000>
Payments on Capital Lease obligations          <1,694>
Proceeds from Capital Stock Issuances          36,000

Net Cash provided by Financing activities     204,306

Change in Cash and Equivalents                <10,691>

Cash and Cash Equivalents,beginning of Pd.    <12,836>
Cash and Cash Equivalents, end of year          5,888


Net Increase <Decrease> in Cash                <6,948>



ATI Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements(unaudited)June
30,2000

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December
31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A filed on May 11, 2000.

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

C.   CREDIT LINES

In September 1998, the Company signed an agreement for a $250,000 line-of-credit with Firstar Bank of Wisconsin.
Accrued interest and outstanding principal was due and payable September 1999. The line-of-credit was collateralized by a general business security agreement.
Outstanding borrowings, including interest and other charges, under this line-of-credit amounted to $276,996 and the bank entered a judgement for $276,996 on May 31, 2000. On June 2nd, 2000, the company paid Firstar Bank
$150,000 of this amount, and has agreed to pay off the $100,000 principal balance, plus interest by September 30, 2000.

On June 1st, 2000 the company entered into a new business credit agreement with JetDisc.com, in which JetDisc.com agreed to lend up to $300,000 to the Company. This note has been collateralized by a general business security agreement.

D.   NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the three months ended June 30:

                                    2000         1999
Net loss (numerator)              (94,296)     (40,789)
Weighted average share
     (denominator)                4,412,630    2,597,840
Basic net loss per share       $       (.01)     $  (.03)
Dilutive shares
     (denominator)                4,412,630    2,597,840
Diluted net loss per share     $       (.01)     $  (.03)

SFAS No. 128 also requires disclosure of any transaction occurring after the end of the most recent period but before issuance of the financial statements that would have materially changed the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before the end of the period. There are no such matters to record.

E.   STOCK OPTION PLAN

The Company has a Stock Purchase and Option Plan ("Plan") under which it has granted stock options and warrants to purchase common stock to employees, directors, officers, and others at various times since 1994. Options and warrants are granted at an option price per share equal to or greater than fair value at the date of grant.
Generally, options granted to employees vest over a five-year period and expire 10 years after the date of grant.
Canceled options are available for future grant. The following is a summary of stock option plan activity for the three months ended June 30, 2000:

Shares options:
Granted   -  0
Exercised - 42,000
Canceled  -  0

June 30:
Outstanding    5,717,410
Exercisable    5,174,360

Average exercise price per share
Granted   -
Exercised $0.10
Canceled  -

June 30:
Outstanding    $1.33
Exercisable    $1.31

Stock options outstanding at June 30, 2000 had a range of exercise prices of $.10 to $5.00 and an average remaining contractual life of three years.

Options outstanding with an exercise price of $1.00 or less totaled 4,976,410, of which 4,513,210 were exercisable at June 30, 2000.
The remaining 741,000 options outstanding had a price of greater than $1.00, of which 619,150 were exercisable at June 30, 2000. The weighted-average remaining contractual life for each of these groups of options was two years and six years, respectively.

The Company has adopted the disclosure only provisions of the Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), but continues to measure compensation cost for the stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for the options granted, since the options are granted, at the discretion of the Board of Directors, at an option price per share not less than fair market value, as determined by the Board, at the date of grant.
If the Company had elected to recognize compensation expense based on the value at the grant dates with the method prescribed by SFAS 123; net loss would have been changed to the proforma amounts indicated in the table below:
For the three months ended June 30, 2000:

                         Reported            ProForma Net Loss
                         $(45,875)            $(72,720)
Basic and diluted
earnings per share         $(.01)               $(.02)

For the three months ended June 30, 1999:

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

ITEM 1.  IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS
         AND ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date 3-31-2000. Forward-looking statements encompass the
(i) expectation that the Company can secure additional capital,
(ii) continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, and (iv)success in controlling the cost of services provided and expenses as a percentage of revenues.The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive, regulatory and market conditions, which are difficult to predict accurately and many of which are beyond the control of the Company.

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

The company recently launched its newest web site, YouthNetworks.com, on June 26th, with a live video broadcast of teen celebrity, Howie Donough, of the popular music group, the Backstreet Boys. In the days preceding the broadcast, advertising cards were distributed at the National Youth Summit being held in Orlando, FL. The teens quickly spread the news online and the broadcast was viewed by a large audience of viewers. The T-1 line dedicated to the broadcast in fact became so overloaded with viewers that many were not able to view it live and the response in the hours that followed was huge. The company responded by archiving the video on YouthNetworks which allowed everyone to view it at their convenience and as many times as they desired. Students attending the National Youth Summit were also interviewed regarding current issues and the purpose and focus of the conference. These interviews were also archived on the site. Plans are underway for future broadcasts of celebrities. The most recent celebrity video webcast was an interview with the recently crowned America's Junior Miss. As the school year begins, high schools around the country will be submitting video of their unique events for possible selection by YouthNetworks to be featured on the site. With approximately 25 million teenagers in high schools in the U.S., the celebrity webcasts are expected to draw a high volume of traffic to the Youth Networks site.


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

Since the company's revenue model is based on the use of its sites as online commerce exchanges, it receives a percentage of each sale made, plus revenue from information and advertising, not just on the sale of products. In this way, the company provides a forum for people to meet and carry on business,in exchange for which it charges a sales transaction fee, and for which it charges advertisers to reach the company's online audiences. The company's next generation websites combine the latest database, search engine, language translation, and e-commerce technologies to link manufacturers to VAR's, businesses to businesses, and manufacturers with the general public. Although the majority of the company's initial e-commerce sales were done in the US, the company has planned the growth of the business to enable it to do business around the globe, 24 hours a day, 7 days per week.


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

The Internet has provided a low cost medium to reach the global audience. Despite the rapid proliferation of websites, there is currently no company specifically focused as we have envisioned and described here. Management believes an excellent business opportunity exists for the company to create the leading "central meeting place on the web" for both businesses and the public to benefit from the purchase of discount and specialty products.



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

The company's newest site, YouthNetworks.com, expects to build repeat traffic by continually updating content, including unique high school videos submitted to YouthNetworks by students on a regular basis, and exclusive celebrity interviews. A database of registered users is being established for a newsletter to be distributed on a regular basis in the near future. The YouthNetworks site features channel links to various areas of content provided by affiliate companies. These sites are monitored for quality content and popularity with the YouthNetworks audience and are updated as necessary. There are currently over a dozen affiliates and sponsors for the site and it is expected that as the YouthNetworks traffic continues to increase, that advertising revenues will also increase. The site recently acquired the exclusive marketing rights for an inexpensive sports-related product that is expected to become popular with the teen market.


The company is focusing its e-business on building and acquiring websites that meet the growing demands of both consumers and businesses in the categories of computer products and entertainment.



INVESTMENT HIGHLIGHTS

Due to the capital intensive nature of rapidly growing Internet companies, management expects to need to raise additional funds in future offerings to fund its growth, to develop new or enhance existing services, and to acquire complementary products, businesses, or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced and such securities may have rights, preferences, or privileges senior to those of the existing stockholders. If adequate funds are not available or are not available on acceptable terms, the company's ability to fund its expansion, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. Management is currently negotiating a private placement of equity funding with accredited and institutional investors, which it believes will enable it to continue additional website development, and provide enough working capital to fund operations for the next 12 months.This capital will be used to hire additional staff, expand national marketing and branding promotions for the company's websites, and to make acquisitions that will strengthen the company's growing network of web properties.

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

*YouthNetworks.com - Internet website property known on the web as youthnetworks.com, this site features streaming video broadcasts and archived files of celebrity interviews, teen interest broadcasts, and featured high school events. Student viewers are invited to submit video of their high school event for possible selection as the featured event of the week, and for inclusion in the broadcast archives. Viewers also have access to channel links to popular teen sites, and are invited to enter contests, and register for an opt-in newsletter.


*NavQuest - Comprehensive mapping and routing software product on CD-Rom. NavQuest includes most U.S. and Canadian streets and highways, advance routing features, optional GPS tracking capabilities, city and address search features, and a database of thousands of attractions and points of interest. This product was sold to JetDisc.com.

*LogiTrak - Map Based Tracking and Messaging via the Internet - A Windows 95 software application for communicating with, and viewing the locations of, multiple wireless devices from a remote PC via the Internet. Two- way messages can be quickly transmitted and received through a graphic interface utilizing GPS satellites, communications satellites, and the Internet. The market for this product includes most transportation companies and over 100 million existing cellular telephone users. The ever-increasing demand for tracking and wireless communications generates tremendous future potential for LogiTrak.

*JetDisc and JetDisc.com - JetDisc is a web-enabled CDROM that millions of airline passengers will view each month. The JetDisc and its website, JetDisc.com are unique advertising tools that are used to showcase the latest products, technologies, upcoming movies, and promotional giveaway offers on behalf of its sponsors. JetDisc was developed by ATI Networks for a private client company, JetDisc.com, Inc. which is now being considered for acquisition by ATI Networks.



ELECTRONIC COMMERCE

According to statistics from IDC, over 50% of all households in the US own a computer. Many of these same households own more than one. Globally, the number of new computers and monitors shipped exceeded 100 million units each in 1999, and is expected to grow to over 150 million units each for the calendar year, 2002. According to a recent survey by Zona Research regarding the habits of online retail shoppers, it was found that 93% of these buyers spend between $25 and $249 when purchasing products online. However, the average business-to-business transactions are considerably higher. The Internet has provided a low cost medium to reach the global audience. Despite the rapid proliferation of websites, management believes an excellent business opportunity exists for the company to create the leading "central meeting place on the web" for both businesses and the public to benefit.

GROWTH OF THE INTERNET AND ONLINE COMMERCE

The Internet Today: A Quick Overview
Consider the following examples of the extraordinary power of the Internet.

It took radio 37 years to get to 50,000,000 listeners.
It took television 13 years to get to 50,000,000 viewers.
It took the Internet a mere 4 years to get to 50,000,000 users.

At the end of 1999 that number had grown to over 150 million, and it is now estimated by some analysts that by year-end 2002 the Internet population will grow to a staggering one billion online users, or one out of every five people on the planet. According to a recent report on customer buying habits conducted by Forrester Research, computer products and entertainment were respectively, the number one and number three leading product categories consumers prefer to buy over the Internet. Major market forecasters predict that this trend will continue over the next decade at growth rates that exceed 50% per year.

COMPETITION

The company has some competition from many online resellers. However, company management believes it can continue to build a rapidly growing base of new customers and new member/affiliates, by combining a large selection of products and technologies into a community-like network. By utilizing online, print, and other media advertising, and by offering promotions and incentives for return online traffic, ATI Networks believes a strong familiar presence can be created for the ever growing Internet audience to choose and remain loyal to the ATI Networks portal as their gateway to ATI Networks community of websites.

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

CUSTOMERS

The customer base of website commerce is unlimited in scope and numbers. Some of the companies currently contracted as advertisers and affiliates include the following:

Sony
Alta Vista
Discover Card
Essential.com
Hewlett Packard
Dell
Mortgageit.com
RocketLinks.com
GM
BellSouth
American Family
Wells Fargo Online
Intelihealth.com
Smartgroups Health
Central Predict It
Washington Post
EZPrints.com
BargainBid.com
Food.com
VarsityBooks
Enonymous.com
Office Click
Hot Office Sweepstakes
BOTWEB
Mediaworks
Ecampus Shop Center CGU
Corvette Cars
Credit Counselor's Office.com
Overstock.com
BizBuyer
eMD.com
Demasido
Smart Portfolio
PetSmart
HealthExtras.com
Domini Social Investments Hotbar.com
CarSmart
FirstSource
Sweeps Computer Learning Centers
TradeCenter
Discovery Online
Health MentorLabs
VarsityBooks
Nedudomains
i-motors
Petfooddirect.com
Instant Ship
Passagen
How2.com / Cuervo Medical Web
Bonzi99
AARP
GE Warranty
Brother Corp
TreeLoot
I Point
US West
Three Stooges
Enginehouse Self-Test Software
Jones International University
Open Auto
Travelbreak.com
Boca Research
PNC Bank
USWest Local
BingoDabber
Playboy Enterprises
Loyalty ECM
Ford Outfitters
Boombots Homepage
AnyLoan Providian
PAR BOTWEB
EntryPoint
Mr Jet DW - Quickflight Desktop
MSN Banca Fideuram
Dash bikeshop.com
Eproject VideoProfessor
Timedance
Storerunner
Stockwinners.com
Pier House Resort A
Letstalk Entrepreneur.com
IPSOS-ASI Coke
Treeway iMotors
Wildjack Casino
Furniture Online
Career Engine PureTec
Pets.com
PocketCard.com
AmericanGreetings.com
EatSleepMusic.com
HotHoops
GlobalRanch.com
SportsSleuth.com
SoccerCompany.com
TeeTime.com
SportingGoodsAtCost.com
GolfShop2000.com
BigFishTackle.com
Engage Media
Flycast Communications
800Predict.com
TradeAway.com
4Tests.com
College Connection
Gamesville.com
Global-Fitness.com
NetFlix.com
DayTips.com
UnbeatableDeals.com
OnlineSports.com
Sportmates.com
GameFever.com
TowerRecords.com
VBCNet.com
About.com
EntertainmentSleuth.com



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
$600
Wisconsin Lumber Co.
460 Cedar Street Fond du Lac, WI 54935


ITEM 3.  LEGAL PROCEEDINGS

A judgement was entered against the company by Firstar Bank for a line-of-credit business loan, in the amount of $267,000. Since the judgement was entered, the loan has been partially repaid by the company and the current existing balance is $117,000 plus interest.
Additionally, there was a judgement entered against the company by a disgruntled former employee for $25,000, which has been partially paid by the company.

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

DIVIDENDS ON ATI NETWORKS, INC. COMMON STOCK

ATI Networks, Inc. does not intend to pay any dividends in the foreseeable future and will follow a policy of retaining its earnings for use in its operations. In addition, under its proposed loan agreement, ATI Networks,Inc. will be prohibited from paying cash dividends without prior approval of its lender banks.

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


ITEM 6. SELECTED FINANCIAL DATA

See Section IV. EXHIBITS AND REPORTS, Financial
Data Schedule



ITEM 7.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

On May 23, 2000, the Company received the resignation of Hoffman, Morrison, and
Fitzgerald, P.C. (HMF) as its independent certifying accountant. In connection with the Company's Form 10-QSB for the period ended
March 31, 2000, HMF disagreed with Company
Management regarding the Balance Sheet entry listed as "Sterling Capital Fund", and the related Footnote F, which states, "On March 7,
2000, the Company received, for consideration, (emphasis added) $10 million in estimated value of media credits from Cable Print News Media".
The Company Management and HMF failed to reach an agreement on the value of the consideration received by the Company for these media credits.

The Company has begun interviewing accounting firms and plans to engage the services of a new accounting firm as its certifying independent accountants. The decision to change to an accounting firm more familiar with the Internet media industry was accepted by the Company's audit committee.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATI NETWORKS, INC.
Registrant

August 4, 2000

/s/  Lawrence Bestor
Lawrence Bestor
Chief Executive Officer/Director

/s/ Steven Sorenson
Steven Sorenson
Secretary/ Director