Form 10QSB
period 2000-09-30
ATI NETWORKS INC /CO/
filed 2000-11-20
CIK 835951

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Common Stock, $0 Par Value -
7,413,630 shares as of September 30, 2000.

TYPE:  10QSB OTHERDOC
 SEQUENCE:  1
 FILENAME:  0001.txt
 DESCRIPTION:  FORM 10-Q PERIOD ENDING 9/30/2000

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Common Stock, $0 Par Value -
7,413,630 shares as of September 30, 2000.


PART I - FINANCIAL INFORMATION

ATI NETWORKS, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2000


ASSETS

Current assets
Cash and equivalents                 $     6,777
Accounts receivable                       15,000

Inventories                                1,319

Total current assets                      23,096

Property and equipment                    81,393
Accum. depreciation                      (65,740)

Net property and equipment                15,653
Investment in Sterling Media
  Capital Fund I, L.P.                10,000,000

Total assets                         $10,038,749
                                     ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                     $    22,850
Accrued expenses                          25,763
Deferred payroll                         116,100
Line of credit - Firstar Bank            146,567

Total current liabilities                311,280

Long-term liabilities
Notes payable                            206,783

Total liabilities                        518,063

Stockholders' equity
Series A Convertible Preferred
  Stock; $100 par value; authorized
  20,000,000 shares; none issued               0

Common stock Class A; no par value;
  authorized 20,000,000 shares;
  7,413,630 issued                    11,367,424
  Accumulated deficit                 (1,837,079)
Stock subscription receivable             (9,659)

Total stockholders equity              9,520,686

Total liabilities & capital          $10,038,749
                                     ===========


ATI NETWORKS, INC.

STATEMENT OF OPERATIONS (Unaudited)

ATI Networks, Inc. Summary Income Statement
For the Three Months ending September 30, 2000 and 1999

                                             2000             1999
Net sales                                 $       12       $  13,212

Operating expenses:
  Cost of sales                                  663           1,634
  Sales and marketing expense                  5,636           4,960
  General and administrative expense          86,570          31,194
  Research & development expense               6,822           3,782
  Depreciation and amortization                3,000          43,275

  Total operating expenses                   102,691          84,845

Net operating income (loss)                 (102,679)        (71,633)
Other income (expenses)

Interest expense                             27,338           (3,870)
Other                                             0              (51)

Net other income (expenses)                  27,338           (3,921)

Net income (loss) before taxes             (130,017)         (75,554)
Income tax provision                              0                0
Net income (loss)                         $(130,017)      $  (75,554)
                                          ==========         ========


Net loss per common share                 $    (.02)      $     (.02)
  (basic and diluted)
Weighted average number of common
  shares outstanding                      7,413,630        3,146,194


ATI NETWORKS, INC.

STATEMENT OF OPERATIONS (Unaudited)

ATI Networks, Inc. Summary Income Statement
For the Nine Months ending September 30, 2000 and 1999

                                             2000             1999
Net sales                                  $   3,903       $  15,419

Operating expenses:
  Cost of sales                                3,232           7,938

  Sales and marketing expense                 20,200          54,944
  General and administrative expense         193,528          91,781
  Research & development expense              14,963          25,164
  Amortization                                     0         (33,390)
  Depreciation                                 9,000           9,225

Total operating expenses                     240,923         155,662

Net operating income (loss)                 (237,020)       (140,243)

Interest expense                             (32,297)         (9,132)
Other                                           (105)           (230)

Net loss                                   $(269,422)     $  (149,605)
                                           ==========        =========

Net loss per common share (basic
  and diluted)                             $    (.04)     $      (.05)

Weighted average number of common
  shares outstanding                       7,413,630        3,146,194


ATI NETWORKS, INC.
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2000 (Unaudited)

ATI Networks, Inc.
Statement of Cash Flow
For the Nine Months ended September 30, 2000


Cash Flows from Operating Activities:
Net loss                                $(269,422)          $(149,605)
Adjustments to reconcile net
  loss to net cash used in
  operating activities
Depreciation and amortization              9,000                9,225
Accounts receivable(net)                  60,000              (70,390)
Inventory                                   (445)              (1,937)
Prepaid expenses                             670                 (880)
Other assets                                   0               26,610
Accounts payable and accrued expenses       (442)               12,167
Accrued salaries                         (48,483)               65,077

  Net cash used in operating activities (249,122)             (109,733)

Cash Flows From Investing Activities:
Gain on sale of property and equipment        809                    0
Purchase of property and equipment              0                 (540)

Cash Flows from Financing Activities:
Line of credit                           146,567              251,441
Payments on capital lease obligations     (4,758)              (5,253)
Proceeds from capital stock issuances    175,099               46,275
Payments on note payable                 (62,819)            (196,171)

Net cash provided by
  financing activities                   254,089               96,292

Change in cash and equivalents             5,776              (13,981)

Cash and cash equivalents,
  beginning of year                        1,001              14,872
Cash and cash equivalents,
  end of period                       $    6,777            &    891
                                           =====              ======


ATI Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements(unaudited)September
30,2000

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A filed on May 11, 2000.

B.   ORGANIZATION
ATI Networks is a U.S. based development company that is building a global e-business with products that can be used for business advertising, automated vehicle tracking, wireless communications, and entertainment. The principal market for the Company's products and technologies are companies seeking to advertise their products and services on these software platforms. Additional markets include companies with mobile assets, organizations requiring the wireless transfer of data, and the general public.

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

In June 2000, the company entered into a new borrowing agreement with JetDisc.com, a private company owned by officers and directors of the company, specifically Mr. Sorenson, Dr. Sybesma, and Mr. Bestor. This line-of-credit was collateralized by a general business security agreement. Proceeds from this loan were used to pay Firstar Bank $150,000 of the outstanding amount due to it. The balance of $117,000, plus interest was due by September 30, 2000. Lack of current available cash reserves has prevented the company from paying this remaining balance due to Firstar, but the company expects to do so before year end, provided either new equity funds or a large credit line can be secured on behalf of the company. It is not expected that positive cashflow will be reached before 2nd or 3rd quarter 2001.

D.   NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the three months ended September 30:

                                    2000         1999
Net loss (numerator)              (130,017)   (75,554)
Weighted average share
     (denominator)               7,413,630  3,146,194
Basic net loss per share       $     (.02)    $  (.02)
Dilutive shares
     (denominator)               7,413,630  3,146,194
Diluted net loss per share     $     (.02)     $  (.02)

SFAS No. 128 also requires disclosure of any transaction occurring after the end of the most recent period but before issuance of the financial statements that would have materially changed the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before the end of the period. There are no such matters to record.

E.   STOCK OPTION PLAN

The Company has a Stock Purchase and Option Plan ("Plan") under which it has granted stock options and warrants to purchase common stock to employees, directors, officers, and others at various times since 1994. Options and warrants are granted at an option price per share equal to or greater than fair value at the date of grant.
Generally, options granted to employees vest over a five-year period and expire 10 years after the date of grant.
Canceled options are available for future grant. The following is a summary of stock option plan activity for the three months ended September 30, 2000:

Share options:
Granted   -  0
Exercised -  1,000
Canceled  -  0

September 30:
Outstanding    5,716,410
Exercisable    5,173,360

Average exercise price per share
Granted   -
Exercised $0.10
Canceled  -

September 30:
Outstanding    $1.33
Exercisable    $1.31

Stock options outstanding at September 30, 2000 had a range of exercise prices of $.10 to $5.00 and an average remaining contractual life of three years.

Options outstanding with an exercise price of $1.00 or less totaled 4,976,409, of which 4,513,209 were exercisable at September 30, 2000. The remaining 741,000 options outstanding had a price of greater than $1.00, of which 619,150 were exercisable at September 30, 2000. The weighted-average remaining contractual life for each of these groups of options was two years and six years, respectively.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       		 CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements thereto.

The third quarter of FY 2000 has seen an increase in the number of daily visitors to its newest website, YouthNetworks.com. The company has entered into discussions with a number of companies that management believes will be able to provide new content and additional site traffic. Over the next six months the Company expects to acheive traffic levels sufficient to receive revenues from site advertising, website product sales, and new webcasts.

The rapid growth of the Internet as a distribution medium continues to expand the global market for the Company's core products, while at the same time creates new opportunities for the Company to create and sell variations of its products. It is expected that with the additional exposure of the Company and its products to the online community, demand and traffic will continue to increase for the Company's content, products, and websites. The Company believes continuing to expand exposure to the online community is a must to creating brand name recognition, while partnering and distribution contracts are expanded.

Company management expects to see significant growth in its future sales figures as awareness of the company and its products expands. However, to create and maintain mindshare of the Company's products in the mind of the public requires an increase in marketing and sales related expenses. The ability of the company to survive beyond the end of FY 2000 will require additional capital to fund operations until profitability is reached. During the course of this year, management has sought outside funding from venture firms and angel investors. Although agreements were reached that would have provided venture funding to the company, the company has not yet received funds from the companies agreeing to provide funding under these agreements. Company management believes it is unlikely to receive funds from the previous agreements with KAL Equity or VentureNet, so it has now entered into discussions with other venture partners.

Given current market conditions, there is no assurance that the capital required for the company to continue operations will be secured, nor that the company will survive beyond the end of FY 2000. To increase working capital, management plans to sell or otherwise use a portion of the prepaid media credits held by the Company to raise capital and provide advertising for the company's websites and products. The advertising will be targeted to increase site traffic and product sales. In October, the company launched an online newsletter for the young audience of youthnetworks.com in order to increase site traffic, and product sales. As the company expands the awareness of its Internet websites, it is expected that the increased public use of its websites will impact positively on the company's net profits throughout the balance of the year 2000.

The company has recently engaged the firm Kranitz and Phillips as its securities counsel. Mr. Kranitz has been an attorney in private practice since 1970, emphasizing securities, banking and business law. Prior to establishing Kranitz & Phillip (formally the law offices of Richard K. Kranitz), he was with the law offices of Fretty & Kranitz, and McKay, Martin & Kranitz. Mr. Kranitz has served as the law clerk to the honorable Myron L. Gordon, US District Court and is a graduate of the University of Wisconsin Law School. Mr. Kranitz is a Director at the Grafton State Bank, while serving as venture capital consultant and director of various private companies. He is an entrepreneur and has served as a director of a number of professional, civic, and charitable organizations. Mr. Kranitz expertise and resources are committed to ATI Networks to oversee and implement all future securities filings and company offerings.


PART II - OTHER INFORMATION

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

The company owns a number of software technologies and public websites that enable the public to do voting online, to carry on ecommerce, watch live video streaming over the Internet, and to track GPS-enabled wireless devices over the Internet. The company is focusing its e-business on building and acquiring websites that meet the growing demands of both consumers and businesses in the categories of computer products and entertainment.


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


PART II

ITEM 1.

LEGAL PROCEEDINGS

A judgement was entered against the company by Firstar Bank for a line-of-credit business loan, in the amount of $267,000. Since the judgement was entered, the loan has been partially repaid by the company and the current existing balance is $117,000 plus interest.
Additionally, there was a judgement entered against a ATI, Inc., a subsidiary of the company, by a disgruntled former employee for $25,000. The company has contested this judgement, and has refused to pay it.

ITEM 2.

CHANGES IN SECURITIES

None


ITEM 3.

DEFAULTS IN SENIOR SECURITIES

None.


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

Not Applicable.


ITEM 5.

OTHER INFORMATION

DIVIDENDS on ATI NETWORKS, INC. COMMON STOCK

ATI Networks, Inc. does not intend to pay any dividends in the foreseeable future and will follow a policy of retaining its earnings for use in its operations. In addition, under its proposed loan agreement, ATI Networks,Inc. will be prohibited from paying cash dividends without prior approval of its lender banks.

TRANSFER AGENTS

The transfer agent for the ATI Networks, Inc.
Common Stock is Computershare, whose address is 12039 W. Alameda Parkway, Suite Z-2,
Lakewood, Colorado 80228 and whose
number is (303) 986-5400.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATI NETWORKS, INC.
Registrant

August 4, 2000

/s/  Lawrence Bestor
Lawrence Bestor
Chief Executive Officer/Director

/s/ Steven Sorenson
Steven Sorenson
Secretary/ Director